Form 10-Q/A
period 1995-03-31
LEADVILLE CORP
filed 1995-05-26
CIK 58204

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549


                          Form 10-Q


          Quarterly Report under Section 13 and 15 (d) of the Securities Exchange Act of 1934

For Quarter ended March 31, 1995

Commission File No. 0-1519


                        Leadville Corporation
   (Exact Name or Registrant as Specified in its Charter)



       COLORADO                         84-0388216
 (State of Incorporation)   (I.R.S. Employer Identification No.)


2851 S. Parker Road, Suite 610, Aurora, Colorado         80014
(Address of Principal Executive Office)               (Zip Code)


Registrant's telephone number including area code:(303) 671-9792

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report) and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   No


                             8,953,571
      (Number of Shares of the Registrant's $1.00 Par Value
       Capital Stock Outstanding as of March 31, 1995)






                  LEADVILLE CORPORATION
              INDEX TO FINANCIAL STATEMENTS
              AND SUPPLEMENTARY INFORMATION




                                                       Page

FINANCIAL STATEMENTS

    Balance sheets                                    3 - 4
    Statements of operations                            5
    Statements of stockholders' equity                  6
    Statements of cash flows                            7
    Notes to financial statements                     8 - 14

SUPPLEMENTARY INFORMATION

    Management discussion and analysis
      of financial condition and results of
      operations                                      15 - 17


















                                    -2-


 Part I
                         LEADVILLE CORPORATION

                                Balance Sheets
                               March 31, 1995
                                 (Unaudited)

                                                 March 31,
December 31,
                                                    1995
  1994

    ASSETS

    CURRENT ASSETS

       Cash                                      $      2,027
 $      -
       Prepaid expenses and other                       4,795
       7,318


         Total current assets                         6,822
     7,318


    PROPERTY AND EQUIPMENT, at cost
     (Notes 2 and 3)
       Mining properties, including assets
        acquired under capital leases               7,356,979
   7,356,979
       Buildings and equipment:

        Mine, including assets acquired
         under capital leases                       1,219,564
   1,219,564
        Mill                                          829,032
     829,032
       Other                                          108,143
     108,143
       Land                                            22,429
      22,429

                                                    9,536,147
   9,536,147

       Less accumulated depreciation and
        depletion including amortization
        applicable to assets acquired under
        capital leases                             (2,670,467)
  (2,670,255)

                                                    6,865,680
   6,865,892

       OTHER ASSETS:
        Investments - certificates of deposit         133,000
     133,000
        Inventories                                   453,889
     453,889
        Other                                             240
         240

                                                      587,129
     587,129

                                                 $  7,459,631
$  7,460,339




                                              -3-

       Part I



                                                     March 31,
  December 31,
                                                       1995
      1994


    LIABILITIES AND STOCKHOLDERS' EQUITY


    CURRENT LIABILITIES
      Related parties: (Note 6)
        Convertible debentures (Note 4)            $    531,000
 $    531,000
        Notes payable, stockholders (Note 4)            357,000
      326,500
        Accrued interest payable                      2,601,056
    2,519,026
        Due to officers and directors                    65,753
       52,040
      Notes payable-other                                95,000
       95,000
      Accounts payable                                  310,478
      308,629
      Accrued expenses                                  183,275
      169,741
      Capital lease obligations (Note 5)                701,151
      687,611

            Total current liabilities                 4,844,713
    4,689,547


    SETTLEMENT OF LITIGATION (Note 5)                    92,000
       92,000


    LONG-TERM DEBT:
      Related parties                                      -
         -
      Other                                                -
         -


    COMMITMENTS AND CONTINGENCIES (Note 5)



    STOCKHOLDERS' EQUITY (Notes 5)
       Capital stock, par value $1 per share;
        authorized 15,000,000 shares; issued and
        outstanding March 31, 1995 and
        December 31, 1994, 8,953,571
        shares                                        8,953,571
    8,953,571
       Additional paid-in capital                     8,457,949
    8,457,949
                                                     17,411,520
   17,411,520
      Accumulated deficit                           (14,888,602)
  (14,732,728)

            Total stockholders' equity                2,522,918
    2,678,792

                                                   $  7,459,631
 $  7,460,339


    See Notes to Financial Statements.
                                     -4-

  Part I
                            LEADVILLE CORPORATION

                           STATEMENTS OF OPERATIONS
                  Three Months ended March 31, 1995 and 1994
                                 (Unaudited)


                                            Three  Months
                                            ended March 31,


                                          1995            1994


    Operating revenue                $      -         $      -

    Operating costs and expenses:
     General and administrative         53,678            87,118
     Depreciation                          212               212

      Total operating expenses          53,890            87,330

      Operating loss                  ( 53,890)         ( 87,330)

    Financial income and expense:
     Interest income                       884             1,026
     Interest expense                  (102,868)          (
77,272)

      Total financial income
       (expense)                       (101,984)          (
76,246)

      Net loss                      $  (155,874)       $
(163,576)

    Net loss per capital
     share                          $      (.02)       $
(.02)



     Weighted average number of
      capital shares outstanding
      (total shares)                 8,953,571         8,892,621



    See Notes to Financial Statements.

    Part I
                           LEADVILLE CORPORATION

                     STATEMENTS OF STOCKHOLDERS' EQUITY
                           Three Months ended March 31, 1995
                                (Unaudited)


                              March 31, 1995
December 31, 1994

                            Shares       Amount          Shares
  Amount

    Capital Stock         8,953,571  $  8,953,571      8,953,571
$ 8,953,571

    Additional
     Paid-In Capital                    8,457,949
8,457,949


    Accumulated deficit,
     December 31, 1994                (14,732,728)
(14,732,728)

                                        2,678,792
$ 2,678,792

    Net Loss,
     March 31, 1995                      (155,874)

                                     $  2,522,918

























    See Notes to Financial Statements.

   Part I
                           LEADVILLE CORPORATION

                          STATEMENTS OF CASH FLOWS
                 Three Months Ended March 31, 1995 and 1994



                                                  1995
1994

    CASH FLOWS FROM OPERATING ACTIVITIES
       Net loss                             $  (155,874)     $
(163,576)
       Adjustments to reconcile net loss
       to net cash provided by (used) in
       operating activities:
         Depreciation                               212
  212

         Change in assets and liabilities:
           (Increase) decrease in:

              Prepaid expenses                    2,523
3,078

            Increase (decrease) in:
              Accounts payable                    1,849
21,735
              Accrued expenses                   13,534
10,284
              Officer payables                   13,713
15,746
              Accrued interest                   82,030
76,911
              Capital lease obligations          13,540
 -

            Net cash provided by (used
              in) operating activities          (28,473)
(35,610)


      CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from borrowing, related parties   30,500
20,000

             Net cash provided by financing
              activities                         30,500
20,000

             Increase (decrease) in cash and
              cash equivalents                    2,027
(15,610)

    Cash and cash equivalents:
      Beginning                                    -
24,803

      Ending                                $     2,027       $
9,193






    See Notes to Financial Statements.

                              LEADVILLE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                  March 31, 1995


1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business - Leadville Corporation (the Company) is engaged in the development and mining of hard rock mineral properties.

Inventories - Inventories are stated at the lower cost (average method) or market value. Inventories consist of operating and maintenance supplies.

Property and Equipment - Mining properties consist primarily of patented and unpatented mining claims. Unpatented mining claims require annual assessment work and fees to maintain possessory titles. Mining properties include the cost of acquisition and accumulated exploration and development expenditures incurred in the pre-production stage.

In the event such mining properties are developed into producing properties, depletion of these related costs will be computed on the unit-of-production method, based on estimated tons of recoverable ore reserves. If the properties are determined to be incapable of producing commercial quantities of ore, the costs will be charged to operations in the period in which the determination is made.

The Company provides for depreciation of buildings and equipment on the straight-line method, to apportion costs over the estimated useful lives of the assets which range principally from five to twenty years.

Net Loss Per Capital Share - The net loss per capital share is based upon the total weighted average number of shares outstanding during the quarter.

Capitalization of Interest - The Company capitalizes interest expense as part of the historical cost of acquiring certain assets which require an extended period of time to prepare them for their intended use (See Note 3). During 1994 and the first quarter of 1995 interest was expensed due to the suspension of development activities.

Going Concern - At March 31, 1995 the Company has a significant investment in non-producing mining properties, recovery of which is dependent upon the production of ore reserves in commercial quantities or sale of these properties at an amount equal to or in excess of costs. In addition, the Company has suffered recurring losses from operations and at March 31, 1995 has a working capital deficiency of approximately
$4,838,000 which includes approximately $3,555,000 due to related parties. The Company has significant materials and supplies inventories, which the Company is attempting to sell. Since the ultimate realization of these inventories depends on circumstances which cannot be evaluated currently, it is not possible to determine at this time whether any loss from disposition of the inventories will be realized. All real properties are collateral for convertible debentures.

                               LEADVILLE CORPORATION

                           NOTES TO FINANCIAL STATEMENTS

NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
(continued):

Certain mining equipment may be collateral for the settlement of a lease obligation judgment (See Note 5). The Company has no property or liability insurance coverage at
March 31, 1995, and as of the date of this report. The litigation concerning the environmental matters has made it difficult for the Company to obtain working capital through additional equity or debt financing. (See Note 5). Annual assessment fees are required to maintain possessory titles to unpatented mining claims. The Company has waived its control of certain unpatented claims at the Sherman-Hilltop property and is current with required filing fees for the unpatented claims it holds. Working capital must be obtained to allow for future operations.

The Company has 15,000,000 shares of Common Stock authorized to accommodate conversion of the convertible debentures, notes payable, accrued interest and certain other obligations into Common Stock. Management is continuing to investigate alternatives to raise required working capital which will be used to meet current and future obligations. The Company's immediate cash requirements are being met with proceeds from short-term notes payable.

If the Company cannot successfully restructure its debt, obtain significant working capital, and/or achieve profitable operations, there is substantial doubt about the ability of the Company to continue as a going concern.

2.  MINING PROPERTIES:

At March 31, 1995, the Company owns two mining properties, the Sherman-Hilltop
Consolidation and the Diamond-Resurrection Consolidation.

Reference is made to Item 3 of Leadville's Report on Form 10-K for the year ended
December 31, 1974, for a description of its Sherman Mine properties and the Diamond
Consolidation. The Sherman Mine properties consist of 1,854 acres of patented mining claims and approximately 4,700 acres of unpatented mining claims in Lake and Park
Counties in the Leadville - Fairplay, Colorado area, and 300 acres of fee land on which a 350 ton per day mill and related facilities are located. During 1993, the Company released numerous unpatented claims in order to conserve cash while maintaining control of certain strategically located claims which are believed to provide the greatest control of the block of property.

The Diamond-Resurrection Consolidation consists of approximately
1,180 acres of
patented claims and is located in Lake County, east of Leadville, Colorado.


3.  CAPITALIZED INTEREST CHARGES:

During 1986, the Company began capitalizing interest on qualifying expenditures for their mining properties. Due to the suspension of development activities in November
1988 and through the date of this report, the Company has expensed interest costs since
1988.  Total interest capitalized through March 31, 1995, is
$827,017.

                           LEADVILLE CORPORATION

                       NOTES TO FINANCIAL STATEMENTS



4.  NOTES PAYABLE AND CONVERTIBLE DEBENTURES:

The notes payable are summarized as follows:

                                         March 31,      December
31,
                                           1995             1994


Notes payable, at 10%, to
stockholders and/or officers/
directors, due dates range from
June 1995 through December 1995.     $    357,000       $
326,500

Notes payable-other, at 10% due
dates ranging from April 1995 to
December 1995.                       $     95,000       $
95,000


The above notes payable are convertible to the Company's capital stock at the option of note holders at conversion prices of $.80 to $1.375 per share during the term of the notes.


The convertible debentures are summarized as follows:

                                         March 31,      December
31,
                                          1995              1994


10% and 12% convertible debentures,
interest and principal due December 1995,
convertible to the Company's Common
Stock at the option of the debenture
holders at a conversion price of $2
per share, collateralized by mining
properties.                            $   531,000      $
531,000




Of the $531,000, $431,000 is due to stockholders. During 1994, the Company secured extended due dates for the debentures to December 1995.

The Company believes, of which there can be no assurance, that agreements can be reached with all convertible debenture holders to extend their debentures and ultimately exercise the conversion rights.

                            LEADVILLE CORPORATION

                       NOTES TO FINANCIAL STATEMENTS



Note 5.  COMMITMENTS AND CONTINGENCIES:

United States of America Vs. Apache Energy and Minerals Company, et al.

In January, 1993, Leadville was name as one of several defendants in an action (United
States vs. Apache Energy and Mineral Company, et al) brought by the United States in
Federal District Court in Colorado under the Comprehensive
Environmental Response,
Compensation and Liability Act of 1980 ("CERCLA") in connection with the 11.5 square mile California Gulch Superfund site in Lake County, Colorado.
In August of 1986,
Leadville was also named as a third party defendant in a suit (State of Colorado vs.
Asarco, Inc., et al) involving the same site. The case was subsequently consolidated with United States Vs. Apache Energy and Minerals Company, et al. The suits allege that the defendants are liable for the release or threat of release of hazardous substances from the site (notably heavy metals resulting from abandoned and active mining operations). The consolidated actions are being prosecuted in three phases.

Phase I of the litigation relates to the clean-up of the Yak Tunnel Operable Unit. The
Diamond Mine properties are located at the head of the Yak Tunnel. Phase II relates to surface drainage issues and covers properties located at the Diamond Mine property and the Stringtown Millsite. Phase III addresses alleged contamination issues at the
Stringtown Millsite.

CERCLA has been interpreted by the courts to be a strict liability statute, which means liability may be imposed without fault. Numerous courts have also ruled that liability under CERCLA is joint and several when the harm is indivisible. Contribution rights are specifically authorized so that a potentially responsible party ("PRP") can seek reimbursement from other PRP's if it has paid more than its equitable share of the response costs and natural resources damages.

In connection with Phase I of the litigation, on April 17, 1989, the United States announced that it had ordered four defendants (Leadville was not one of the companies named) to clean up the Yak Tunnel Operable Unit of the Superfund Site. Leadville maintains that it is not properly a PRP under CERCLA for this Operable Unit since it has never owned or operated the Yak Tunnel and because the water that naturally drains from the Company's property into the tunnel meets National Primary Drinking Water
Standards.

Management and litigation counsel believe that the Company has substantial, meritorious defenses to the claims being made by the United States. However, due to the complexity of the case and Leadville's limited financial resources, management believed that a settlement of its alleged liability to the United States would be most expedient and less costly than protracted litigation on the issues. Management was optimistic that financing could be raised with a settlement in place.

                                LEADVILLE CORPORATION

                           NOTES TO FINANCIAL STATEMENTS

Note 5.  COMMITMENTS AND CONTINGENCIES (continued):

United States of America Vs. Apache Energy and Minerals Company, et al. (continued)

During the years 1988 through 1991, Leadville pursued a settlement of its alleged liability under all three phases of the litigation with the United States. In January,
1992, Leadville and the United States reached an agreement whereby the Company's alleged liability for the three phases would be settled. The final form of that agreement was signed by both parties in February, 1993, and then lodged with the
District Court. After a public comment period, the District Court approved the settlement on August 6, 1993.

The settlement is a consent decree structured to resolve all of Leadville's alleged liability, with the exception of natural resources damages, if any, to the United
States in the California Gulch Superfund site and tangent areas.

In order to achieve a settlement for all phases of the litigation and to seek contribution protection from other defendants in the Site, Leadville has agreed to pay the United States a total of $3,000,000. Of the $3,000,000, Leadville is obligated to pay a minimum of $250,000 over the next fifteen years.

Minimum annual payments on the obligation will be $10,000 in each of the first five years, $15,000 in each of the next five years, $25,000 for the final 15 years, whichever is greater. Adjusted net income is defined as net income, plus officer compensation and any unreasonable business expenses.

Payments on the obligation in excess of the $250,000 will be contingent upon profitable operations or the sale of the Company's real properties.
Leadville has agreed to make
payment towards the remaining obligation of $2,750,000 by payment of one-third of proceeds from sale or transfer of real property.

The Company is delinquent on the first annual installment of $10,000 which was due
April, 1994. Under terms of the settlement agreement, if Leadville failed to make that payment by April, 1995, the United States can elect to set aside the consent decree or accelerate the full $3,000,000 obligation. Acceleration of the obligation would result in a deficit in stockholders' equity and failure of the Company to maintain its stock listing requirements. In April, 1995, Leadville asked the United States for a ninety day extension of the April, 1995 deadline. To date, the United States has not responded to Leadville's request.

Whether claims for natural resources damages will ever be asserted against Leadville cannot be determined at this time, but it is anticipated that Leadville's equitable share of the natural resources damages, if any, would be relatively small compared to
PRP's that have been ordered to clean up the site.

Management believes that if significant financing for the Diamond property is secured in the immediate future, then the obligations of Leadville under terms of the settlement will not have a long-term material adverse effect on the operations or financial condition of the Company, although no assurance can be given.
                                      -12-
                                 LEADVILLE CORPORATION

                           NOTE TO THE FINANCIAL STATEMENTS

Mining Equipment, Inc. vs. Leadville Corporation

Leadville is also a defendant in legal proceedings initiated in November, 1989, in the
District Court of Lake County, Colorado, by Mining Equipment, Inc., a party that refinanced certain of Leadville's mining equipment in December, 1988. Leadville was past due on lease payments under several of the lease agreements and in April, 1992, the Court entered a final judgment against Leadville in the amount of $672,000, plus late fees and interest charges.

In addition to the judgment amount, Mining Equipment, Inc. was awarded possession of all equipment under the leases, with the exception of the Diamond Mine hoist. During
1992, the plaintiff removed substantially all equipment awarded in the Court decision.
The book value of the equipment removed was charged to Lease Obligation Settlement expense on the Company's Statement of Operations for the year 1992. The plaintiff in the case has also made an assertion that it has a lien on all the real property of
Leadville and further that such lien should be foreclosed. Leadville disputes the plaintiff's assertion.

Leadville disputed the amount of the plaintiff's judgement, including the computation of late charges and interest and its claim that it is entitled to possession of the property. In August of 1992, Leadville filed an appeal of the District Court decision.
The Court of Appeals remanded the case back to the trial court to consider the issues of mitigation of damages, the amount of damages and the propriety of assessing late charges. During October, 1994, a trial was held on the remanded issues. During trial,
Leadville and the plaintiff in the case reached agreement on a judgement amount of
$678,000, plus interest at 8% per annum after October, 1994. The Court subsequently ruled that late charges cannot be assessed by the plaintiff.

Leadville Corporation vs. United States Fidelity and Guaranty

During 1993, the Company filed a lawsuit against its former insurer seeking to recover defense costs and obtain indemnification for issues related to the environmental litigation. The insurance company counter-claimed for approximately $65,000 in defense costs advanced. In May, 1994, the Court ruled against Leadville's claims and awarded the insurance company the $65,000 in costs advanced. Leadville has appealed the decision and in March, 1995, the appellate court heard oral arguments in the case. The parties are currently awaiting a ruling by the appellate court. The Company has made provision for the $65,000 under other expenses on its Statements of Operations for 1994 and reports the liability under accrued expenses on the balance sheet.

Cowin & Co., Inc. Mining Engineers and Contractors vs. Leadville
Corporation

During March, 1990, a subcontractor of Leadville, Cowin & Company, Inc. filed an action in Lake County District Court against Leadville for non-payment of approximately
$35,000 in contract mining services, plus attorneys' fees, under a contract dated March
3, 1987. The Court entered an Order of Possession on July 13, 1990, granting plaintiff possession of certain personal property securing the obligation. Leadville has filed a counter-claim against the plaintiff in the amount of approximately $185,000 relating to the same contract. A trial of the issues, scheduled for October, 1993, was vacated by the plaintiff. To date, the plaintiff has not exercised its right to possession of any equipment and the case has been inactive since October, 1993.
                                      -13-

                                LEADVILLE CORPORATION

                           NOTES TO FINANCIAL STATEMENTS

Note 5.  COMMITMENTS AND CONTINGENCIES (continued):

Certificates of Deposit

The Company is required by the Mined Land Reclamation Board to maintain certificates of deposit for future reclamation costs. No future reclamation costs have been accrued as of March 31, 1995.



6.  RELATED PARTY TRANSACTIONS:

As discussed in Note 4, certain officers, directors, and stockholders have provided significant loans to the Company. The aggregate indebtedness, including accrued interest, and other payables, amounted to approximately
$3,555,000 at March 31, 1995.



7.  INCOME TAXES:

At December 31, 1994, the Company had available tax net operating loss carryforwards of approximately $7,280,000, which can be utilized to offset future taxable income.
Utilization of these loss carryforwards may be limited due to changes in ownership in the Company.

The principal differences between the accumulated deficit for financial statement purposes and the tax loss carryforward is the result of the expiration of tax loss carryforwards and depreciation differences.























                                    -14-
Item 2. Management's Discussion and Analysis of Financial
Condition and Results of
Operations.

The discussion below should be read in conjunction with the financial statements included herein.

Liquidity and Capital Resources

During the first three months of 1995, Leadville continued to rely on proceeds from the private placement of short-term promissory notes to raise operating cash. Leadville raised approximately $30,500 from issuance of convertible promissory notes with a term of one year. Cash proceeds were used to meet necessary general and administrative expenses. Management anticipates that cash required to meet obligations during the remainder of 1995 will be obtained from similar sources, until such time as the Company secures financing from outside sources. No assurance can be given that such financing will be available. However, management is continuing to seek participation on the
Diamond property with mining companies or investment groups.

During January, 1992, Leadville reached an agreement with the United States to settle alleged claims against the Company relating to environmental matters. Leadville was notified that the agreement was signed in February 1993, and lodged with the District
Court for a public comment period.   The Court approved that
consent decree on August
6, 1993. Under the terms of the settlement, Leadville has agreed to pay the United
States a total of $3,000,000, $2,750,000 of which is contingent upon profitable operations or the sale of real property. The balance of $250,000 will be paid by
Leadville over a period of fifteen years, beginning April 30, 1994. As of March 31,
1995, the Company's balance sheet reports a $92,000 long-term liability to reflect the present value of the $250,000 minimum payments due under the settlement and $18,000 as current portion due by April, 1995. As of May 15, 1995
Leadville has not made any
payments due under terms of the settlement agreement. See Note 5 to the Financial
Statements under Item 1, hereof. Leadville has asked the United States for a ninety day extension of the deadline date of April 30, 1995. As of May 15, 1995, Leadville has not received a response from the United States.

Leadville is continuing its efforts to raise financing with the assistance of Behre
Dolbear & Company, Inc. In anticipation of settling the environmental litigation,
Leadville conducted two studies of the Diamond property during late 1992 and early
1993. One study at the Diamond Mine included verification of known mineralization and an evaluation of mine development. The second study included surface geo-physics intended to indicate potential exploration targets. Conclusions of the studies are encouraging and provide additional evidence that the Diamond-Resurrection property may hold significant deposits of gold, silver and base metals.

Leadville intends to use proceeds from significant financing to settle existing obligations and to finance an exploration program on the Diamond properties. The objective of the exploration is to identify reserves in addition to the 700,000 tons of reserves already identified at the Diamond Mine.

Working Capital

Leadville's working capital deficiency was approximately
$4,838,000 as of March 31,
1995, representing a $156,000 increase in the deficiency compared to December 31, 1994.
The deficiency increase was due primarily to $30,500 increase in notes payable and the
$103,000 of accrued interest charges associated with the Company's debt and legal judgment obligations. See Note 5 to the Financial Statements.
                                        -15-

Working Capital (continued).


As of March 31, 1995, Leadville had outstanding notes payable in the face amount of
$452,000, plus accrued interest of $806,000. Approximately 65% of the total principal and interest is held by the Company's President. Management believes that holders will exercise the conversion rights under the instruments and convert the obligations to
Common Stock, if Leadville can secure financing for the Diamond property. At this time, the Company's President intends to delay any cash repayment of notes payable and accrued interest due him until such time as the Company obtains other financing.

Leadville also had outstanding convertible debentures payable at March 31, 1995, in the principal amount of $531,000, plus accrued interest of $1,838,000. The Company has reached agreement with the holders to extend the due date for the debentures to
December 31, 1995, and to reduce the interest rate on the debentures TO 10%.

Management also believes that, if Leadville is successful in obtaining financing to resume operations on the Diamond property, then holders of a substantial amount of the
Company's notes and debentures payable will exercise their options to convert the obligations to Common Stock. Substantially all of the assets of the Company are pledged as collateral to the debenture holders. If such holders should demand payment of amounts due, Leadville would have to raise significant cash from outside sources to meet the obligations. If sufficient financing could not be secured, the Company's properties could be attached and sold, thereby leaving Leadville with essentially no assets. Approximately 74% of the convertible debentures and accrued interest are held by three of Leadville's largest stockholders.

Leadville's long-term financing needs may be met with a private placement of debt or equity, a secondary public offering or possibly from financing obtained through a joint venture arrangement. Proceeds from such sources will be used to settle existing obligations, to resume operations at the Diamond Mine and to explore attractive geologic targets, therein, indicated by the geo-physical study.

Results of Operations

During the years 1989 through the first three months of 1995, Leadville had no operational activities, due to insufficient financing to continue operations on the
Diamond Mine property. Management believes that outside sources of financing have not been available to the Company due primarily to the environmental litigation which has surrounded the property. Substantially all activities of the Company since 1989 have centered on negotiating a settlement of environmental claims alleged by the United
States, maintaining the Company's properties and performing field work to conduct surface and underground property studies and to comply with various regulatory permits.
During the past 18 months, Leadville has been seeking to raise significant financing to develop the Diamond property. To date, no financing has been secured.

1995 Compared to 1994

The Company had no operating revenue in the first three months of 1995 or 1994. Net loss for 1995 decreased by $7,700 compared to the net loss in 1994, due primarily to reductions in general and administrative expenses.

Interest expense increased approximately $26,000 during the first three months of 1995, compared to the first three months of 1994, due to the increase in debt incurred
through additional borrowing and interest charges associated with legal judgment
obligations.   Total general and administrative expenses
decreased approximately
$33,000 during the first three months of 1995 compared to the first quarter of 1994, due to a combination of a decrease in expenses associated with the study and maintenance of the Diamond property and costs incurred to prepare for trial with the
Company's previous insurance carrier relating to environmental claims coverage.

                                                       Part II

Item 6.  Exhibits and reports on Form 8-K.

         (b) No reports were filed on Form 8-K during the first quarter of of 1995.

                                 Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              LEADVILLE CORPORATION
                                   (Registrant)




                              Daniel F. Nibler, Vice President,
                              Secretary-Treasurer, (Principal
                              Financial and Accounting Officer)



Dated:  05/23/95