Form 10-Q/A
period 1995-06-30
LEADVILLE CORP
filed 1995-09-20
CIK 58204

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549


                          Form 10-Q


          Quarterly Report under Section 13 and 15 (d) of the Securities Exchange Act of 1934

For Quarter ended June 30, 1995

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

Yes   X   No


                             8,953,571
      (Number of Shares of the Registrant's $1.00 Par Value
       Capital Stock Outstanding as of June 30, 1995)






                  LEADVILLE CORPORATION
              INDEX TO FINANCIAL STATEMENTS
              AND SUPPLEMENTARY INFORMATION




                                                       Page

FINANCIAL STATEMENTS

    Balance sheets                                    3 - 4
    Statements of operations                            5
    Statements of stockholders' equity                  6
    Statements of cash flows                            7
    Notes to financial statements                     8 - 15

SUPPLEMENTARY INFORMATION

    Management discussion and analysis
      of financial condition and results of
      operations                                      16 - 18


















                                    -2-

                                                                  Part I
                         LEADVILLE CORPORATION

                                Balance Sheets
                                June 30, 1995
                                 (Unaudited)

                                                 June 30,       December 31,
                                                    1995              1994

    ASSETS

    CURRENT ASSETS

       Cash                                      $      3,497       $      -
       Prepaid expenses and other                       2,272             7,318


         Total current assets                         5,769             7,318


    PROPERTY AND EQUIPMENT, at cost
     (Notes 2 and 3)
       Mining properties, including assets
        acquired under capital leases               7,356,979         7,356,979
       Buildings and equipment:
        Mine, including assets acquired
         under capital leases                       1,219,564         1,219,564
       Mill                                           829,032           829,032
       Other                                          108,143           108,143
       Land                                            22,429            22,429

                                                    9,536,147         9,536,147

       Less accumulated depreciation and
        depletion including amortization
        applicable to assets acquired under
        capital leases                             (2,670,679)       (2,670,255)

                                                    6,865,468         6,865,892

       OTHER ASSETS:
        Investments - certificates of deposit         133,000           133,000
        Inventories                                   453,889           453,889
        Other                                             240               240

                                                      587,129           587,129

                                                 $  7,458,366      $  7,460,339




                                           -3-
                                                                       Part I



                                                  June 30,       December 31,
                                                     1995              1994


    LIABILITIES AND STOCKHOLDERS' EQUITY


    CURRENT LIABILITIES
      Related parties: (Note 6)
        Convertible debentures (Note 4)          $    531,000     $    531,000
        Notes payable, stockholders (Note 4)          374,000          326,500
        Accrued interest payable                    2,687,957        2,519,026
        Due to officers and directors                  66,390           52,040
      Notes payable-other                              95,000           95,000
      Accounts payable                                310,724          308,629
      Accrued expenses                                202,515          169,741
      Capital lease obligations (Note 5)              714,691          687,611

            Total current liabilities               4,982,277        4,689,547


    SETTLEMENT OF LITIGATION (Note 5)                  83,000           92,000


    LONG-TERM DEBT:
      Related parties                                    -                -
      Other                                              -                -


    COMMITMENTS AND CONTINGENCIES (Note 5)


    STOCKHOLDERS' EQUITY (Notes 5)
       Capital stock, par value $1 per share;
        authorized 15,000,000 shares; issued and
        outstanding June 30, 1995 and
        December 31, 1994, 8,953,571
        shares                                      8,953,571        8,953,571
       Additional paid-in capital                   8,457,949        8,457,949
                                                   17,411,520       17,411,520
      Accumulated deficit                         (15,018,431)     (14,732,728)

            Total stockholders' equity              2,393,089        2,678,792

                                                 $  7,458,366     $  7,460,339



    See Notes to Financial Statements.
                                     -4-
                                                                      Part I
                            LEADVILLE CORPORATION

                           STATEMENTS OF OPERATIONS
                         Six months ended June 30, 1995 and 1994
                                 (Unaudited)

                                     Three Months          Six Months
                                    ended June 30,       ended June 30,

                                            1995      1994       1995      1994

  Operating revenue                 $    -     $    -     $    -     $    -


  Operating costs and expenses:
   General and administrative          29,358     86,208     83,036    173,326
   Depreciation                           212        212        424        424

    Total operating expenses           29,570     86,420     83,460    173,750

    Operating loss                    (29,570)   (86,420)   (83,460)  (173,750)

  Financial income and expense:
   Interest income                      1,066        999      1,950      2,025
   Other income                         1,200      1,200      1,200      1,200
   Interest expense                  (102,525)   (80,568)  (205,393)  (157,840)


    Total financial income
     (expense)                       (100,259)   (78,369)  (202,243)  (154,615)


    Net loss                        $(129,829) $(164,789) $(285,703) $(328,365)

  Net loss per capital
   share                            $    (.02) $    (.02) $    (.04) $    (.04)



   Weighted average number of
    capital shares outstanding
    (total shares)                  8,953,571  8,892,621  8,953,571  8,892,621








  See Notes to Financial Statements.

                                                                 Part I
                            LEADVILLE CORPORATION

                      STATEMENTS OF STOCKHOLDERS' EQUITY
                         Six Months ended June 30, 1995
                                 (Unaudited)


                           June 30, 1995             December 31, 1994

                        Shares       Amount          Shares      Amount

Capital Stock         8,953,571  $  8,953,571      8,953,571 $ 8,953,571

Additional
 Paid-In Capital                    8,457,949                  8,457,949

Accumulated deficit,
 December 31, 1994                (14,732,728)               (14,732,728)

                                    2,678,792                $ 2,678,792

Net Loss,
 June 30, 1995                       (285,703)

                                 $  2,393,089

























See Notes to Financial Statements.

                                                                  Part I
                            LEADVILLE CORPORATION

                           STATEMENTS OF CASH FLOWS
                   Six Months Ended June 30, 1995 and 1994



                                              1995             1994

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                             $  (285,703)     $  (328,365)
   Adjustments to reconcile net loss
   to net cash provided by (used) in
   operating activities:
     Depreciation                               424              424

     Change in assets and liabilities:
       (Increase) decrease in:
          Prepaid expenses                    5,046            5,601

        Increase (decrease) in:
          Accounts payable                    2,095           65,206
          Accrued expenses                   23,774          (31,528)
          Officer payables                   14,350           21,222
          Accrued interest                  168,931          218,032
          Capital lease obligations          27,080             -

        Net cash provided by (used
          in) operating activities          (44,003)         (49,408)


  CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from borrowing,
      related parties                        47,500           40,000

         Net cash provided by financing
          activities                         47,500           40,000

         Increase (decrease) in cash and
          cash equivalents                    3,497           (9,408)

Cash and cash equivalents:
   Beginning                                   -              24,803

   Ending                               $     3,497       $   15,395





See Notes to Financial Statements.

                              LEADVILLE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1995


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

Net Loss Per Capital Share - The net loss per capital share is based upon the total weighted average number of shares outstanding during the period.

Capitalization of Interest - The Company capitalizes interest expense as part of the historical cost of acquiring certain assets which require an extended period of time to prepare them for their intended use (See Note
3). During 1994 and the first six months of 1995 interest was expensed due to the suspension of development activities.

Going Concern - At June 30, 1995 the Company has a significant investment in non-producing mining properties, recovery of which is dependent upon the production of ore reserves in commercial quantities or sale of these properties at an amount equal to or in excess of costs. In addition, the Company has suffered recurring losses from operations and at June 30, 1995 has a working capital deficiency of approximately $4,977,000 which includes approximately $3,500,000 due to related parties. The Company has significant materials and supplies inventories, which the Company is attempting to sell. Since the ultimate realization of these inventories depends on circumstances which cannot be evaluated currently, it is not possible to determine at this

                                    -8-
                           LEADVILLE CORPORATION

                       NOTES TO FINANCIAL STATEMENTS

NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued):

time whether any loss from disposition of the inventories will be realized. All real properties are collateral for convertible debentures.

Certain mining equipment may be collateral for the settlement of a lease obligation judgment (See Note 5). The Company has no property or liability insurance coverage at June 30, 1995, and as of the date of this report. The litigation concerning the environmental matters has made it difficult for the Company to obtain working capital through additional equity or debt financing. (See Note 5). Annual assessment fees are required to maintain possessory titles to unpatented mining claims. The Company has waived its control of certain unpatented claims at the Sherman-Hilltop property and is current with required filing fees for the unpatented claims it holds. Working capital must be obtained to allow for future operations.

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

2.  MINING PROPERTIES:

At June 30, 1995, the Company owns two mining properties, the Sherman-Hilltop Consolidation and the Diamond-Resurrection Consolidation.

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



                                    -9-
                           LEADVILLE CORPORATION

                       NOTES TO FINANCIAL STATEMENTS

MINING PROPERTIES (continued):

The Diamond-Resurrection Consolidation consists of approximately 1,180 acres of patented claims and is located in Lake County, east of Leadville, Colorado.

3.  CAPITALIZED INTEREST CHARGES:

During 1986, the Company began capitalizing interest on qualifying expenditures for their mining properties. Due to the suspension of development activities in November 1988 and through the date of this report, the Company has expensed interest costs since 1988. Total interest capitalized through June 30, 1995, is $827,017.

4.  NOTES PAYABLE AND CONVERTIBLE DEBENTURES:

The notes payable are summarized as follows:

                                         June 30,       December 31,
                                           1995             1994

Notes payable, at 10%, to
stockholders and/or officers/
directors, due dates range from
June 1995 through December 1995.     $    374,000       $    326,500

Notes payable-other, at 10% due
dates ranging from April 1995 to
December 1995.                       $     95,000       $     95,000


The above notes payable are convertible to the Company's capital stock at the option of note holders at conversion prices of $.80 to $1.375 per share during the term of the notes. Certain of the notes are past due as of June 30, 1995. Management is optimistic that due date extensions can be secured.


The convertible debentures are summarized as follows:

                                         June 30,       December 31,
                                          1995              1994

10% and 12% convertible debentures,
interest and principal due December 1995,
convertible to the Company's Common
Stock at the option of the debenture
holders at a conversion price of $2
per share, collateralized by mining
properties.                            $   531,000      $   531,000
                                    -10-
                           LEADVILLE CORPORATION

                       NOTES TO FINANCIAL STATEMENTS

NOTES PAYABLE AND CONVERTIBLE DEBENTURES (continued):

Of the $531,000, $431,000 is due to stockholders. During 1994 and early 1995, the Company secured extended due dates for the debentures to December 1995.

The Company believes, of which there can be no assurance, that agreements can be reached with all convertible debenture holders to further extend their debentures, if necessary, and ultimately exercise the conversion rights.

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

                                    -11-

                           LEADVILLE CORPORATION

                       NOTES TO FINANCIAL STATEMENTS

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

During the years 1988 through 1991, Leadville pursued a settlement of its alleged liability under all three phases of the litigation with the United States. In January, 1992, Leadville and the United States reached an agreement whereby the Company's alleged liability for the three phases would be settled. The final form of that agreement was signed by both parties in February, 1993, and the District Court approved the settlement on August 6, 1993.

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


                                    -12-
                           LEADVILLE CORPORATION

                      NOTE TO THE FINANCIAL STATEMENTS

COMMITMENTS AND CONTINGENCIES (continued):

United States of America Vs. Apache Energy and Minerals Company, et al. (continued)

The Company is delinquent on the first two annual installments of $10,000 which were due in April, 1994 and 1995. Under terms of the settlement agreement, if Leadville failed to make the April 1994 payment by April, 1995, the United States can elect to set aside the consent decree or accelerate the full $3,000,000 obligation. Acceleration of the obligation would result in a deficit in stockholders' equity and failure of the Company to maintain its stock listing requirements. Subsequent to June 1995, the United States made a preliminary offer to Leadville to accept use of fill dirt material as partial payment towards the consent decree financial obligation. Management is optimistic that a settlement of the obligation can be negotiated with the United States in the next several weeks.

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

                           LEADVILLE CORPORATION

                       NOTES TO FINANCIAL STATEMENTS

COMMITMENTS AND CONTINGENCIES (continued):

Mining Equipment, Inc. vs. Leadville Corporation

Leadville disputed the amount of the plaintiff's judgement, including the computation of late charges and interest and its claim that it is entitled to possession of the property. In August of 1992, Leadville filed an appeal of the District Court decision. The Court of Appeals remanded the case back to the trial court to consider the issues of mitigation of damages, the amount of damages and the propriety of assessing late charges. During October, 1994, a trial was held on the remanded issues. During trial, Leadville and the plaintiff reached agreement on a judgement amount of $678,000, plus interest at 8% per annum after October, 1994. The Court subsequently ruled that late charges cannot be assessed by the plaintiff.

Leadville Corporation vs. United States Fidelity and Guaranty

During 1993, the Company filed a lawsuit against its former insurer seeking to recover defense costs and obtain indemnification for issues related to the environmental litigation. The insurance company counter-claimed for approximately $65,000 in defense costs advanced. In May, 1994, the Court ruled against Leadville's claims and awarded the insurance company the $65,000 in costs advanced. Leadville appealed the decision and lost. Subsequent to June 30, 1995, Leadville settled the insurance company's claim for $10,000.

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

Certificates of Deposit

The Company is required by the Mined Land Reclamation Board to maintain certificates of deposit for future reclamation costs. No future reclamation costs have been accrued as of June 30, 1995.

                           LEADVILLE CORPORATION

                       NOTES TO FINANCIAL STATEMENTS


6.  RELATED PARTY TRANSACTIONS:

As discussed in Note 4, certain officers, directors, and stockholders have provided significant loans to the Company. The aggregate indebtedness, including accrued interest, and other payables, amounted to approximately $3,500,000 at June 30, 1995.


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

Liquidity and Capital Resources

During the first six months of 1995, Leadville continued to rely on proceeds from the private placement of short-term promissory notes to raise operating cash. Leadville raised approximately $48,000 from issuance of convertible promissory notes with a term of one year. Cash proceeds were used to meet necessary general and administrative expenses. Management anticipates that cash required to meet obligations during the remainder of 1995 will be obtained from similar sources, until such time as the Company secures financing from outside sources. No assurance can be given that such financing will be available. However, management is continuing to seek financing from mining companies and investment groups.

During January, 1992, Leadville reached an agreement with the United States to settle alleged claims against the Company relating to environmental matters. The Court approved that consent decree on August 6, 1993. Under the terms of the settlement, Leadville has agreed to pay the United States a total of $3,000,000, $2,750,000 of which is contingent upon profitable operations or the sale of real property. The balance of $250,000 will be paid by Leadville over a period of fifteen years, beginning April 30, 1994. As of June 30, 1995, the Company's balance sheet reports a $83,000 long-term liability to reflect the present value of the $250,000 minimum payments due under the settlement and $27,000 as accrued expenses due by April, 1996. As of August 15, 1995, Leadville has not made any payments due under terms of the settlement agreement. See Note 5 to the Financial Statements under Item 1, hereof. Subsequent to June 30, 1995, the United States proposed a preliminary offer to Leadville to accept use of fill dirt material as partial payment towards the consent decree financial obligation. Management is optimistic that a settlement of the obligation can be achieved in the near future.

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

                                    -16-
Working Capital

Leadville's working capital deficiency was approximately $4,977,000 as of June 30, 1995, representing a $295,000 increase in the deficiency compared to December 31, 1994. The deficiency increase was due primarily to a $47,500 increase in notes payable and the $196,000 of accrued interest charges associated with the Company's debt and legal judgment obligations. See Note 5 to the Financial Statements.

As of June 30, 1995, Leadville had outstanding notes payable in the face amount of $469,000, plus accrued interest of $834,000. Approximately 65% of the total principal and interest is held by the Company's President. Management believes that holders will exercise the conversion rights under the instruments and convert the obligations to Common Stock, if Leadville can secure financing for the Diamond property. At this time, the Company's President intends to delay any cash repayment of notes payable and accrued interest due him until such time as the Company obtains other financing.

Leadville also had outstanding convertible debentures payable at June 30, 1995, in the principal amount of $531,000, plus accrued interest of $1,896,657. The Company has reached agreement with the holders to extend the due date for the debentures to December 31, 1995, and to reduce the interest rate on the debentures to 10%.

Management believes that, if Leadville is successful in obtaining financing to resume operations on the Diamond property, then holders of a substantial amount of the Company's notes and debentures payable will exercise their options to convert the obligations to Common Stock. Substantially all of the assets of the Company are pledged as collateral to the debenture holders. If such holders should demand payment of amounts due, Leadville would have to raise significant cash from outside sources to meet the obligations. If sufficient financing could not be secured, the Company's properties could be attached and sold, thereby leaving Leadville with essentially no assets. Approximately 74% of the convertible debentures and accrued interest are held by three of Leadville's largest stockholders.

Leadville's long-term financing needs may be met with a private placement of debt or equity, a secondary public offering or possibly from financing obtained through a joint venture arrangement. Proceeds from such sources will be used to settle existing obligations, to resume operations at the Diamond Mine and to explore attractive geologic targets, therein, indicated by the geo-physical study.

Results of Operations

During the years 1989 through the first six months of 1995, Leadville had no operational activities, due to insufficient financing to continue operations on the Diamond Mine property. Management believes that outside sources of financing have not been available to the Company due primarily to the environmental litigation which has surrounded the property. Substantially all activities of the Company since 1989 have centered on negotiating a settlement of environmental claims alleged by


                                    -17-
Results of Operations (continued):

the United States, maintaining the Company's properties, performing field work to conduct surface and underground property studies and to comply with various regulatory permits. During the past two years, Leadville has been seeking to raise significant financing to develop the Diamond property. To date, such financing has not been secured.

1995 Compared to 1994

The Company had no operating revenue in the first six months of 1995 or 1994. Net loss for 1995 decreased by $42,700 compared to the net loss in 1994, due primarily to reductions in general and administrative expenses and costs to market the Company's Diamond property.

Interest expense increased approximately $47,500 during the first six months of 1995, compared to the first six months of 1994, due to the increase in debt incurred through additional borrowing and interest charges associated with legal judgment obligations. Total general and administrative expenses decreased approximately $90,000 during the first six months of 1995 compared to the first six months of 1994, due to a combination of a decrease in expenses associated with the study and maintenance of the Diamond property and costs incurred to prepare for trial with the Company's previous insurance carrier relating to environmental claims coverage.

                                                       Part II

Item 6.  Exhibits and reports on Form 8-K.

         (b) No reports were filed on Form 8-K during the second quarter of of 1995.

                                 Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              LEADVILLE CORPORATION
                                   (Registrant)



                              Daniel F. Nibler
                              Daniel F. Nibler, Vice President,
                              Secretary-Treasurer, (Principal
                              Financial and Accounting Officer)



Dated:  August 22, 1995