Form 10-Q/A
period 1995-09-30
LEADVILLE CORP
filed 1995-11-17
CIK 58204

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549


                          Form 10-Q


          Quarterly Report under Section 13 and 15 (d) of the Securities Exchange Act of 1934

For Quarter ended September 30, 1995

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

Yes   X   No


                             8,953,571
      (Number of Shares of the Registrant's $1.00 Par Value
       Capital Stock Outstanding as of September 30, 1995)







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

















                                    -2-

                                                                  Part I
                         LEADVILLE CORPORATION

                                Balance Sheets
                              September 30, 1995
                                 (Unaudited)

                                                September 30,    December 31,
                                                      1995              1994

    ASSETS

    CURRENT ASSETS

       Cash                                      $      7,970       $      -
       Prepaid expenses and other                       9,849             7,318


         Total current assets                        17,819             7,318


    PROPERTY AND EQUIPMENT, at cost
     (Notes 2 and 3)
       Mining properties, including assets
        acquired under capital leases               7,356,979         7,356,979
       Buildings and equipment:
        Mine, including assets acquired
         under capital leases                       1,219,564         1,219,564
        Mill                                          829,032           829,032
       Other                                          108,143           108,143
       Land                                            22,429            22,429

                                                    9,536,147         9,536,147

       Less accumulated depreciation and
        depletion including amortization
        applicable to assets acquired under
        capital leases                             (2,670,891)       (2,670,255)

                                                    6,865,256         6,865,892

       OTHER ASSETS:
        Investments - certificates of deposit         133,000           133,000
        Inventories                                   453,889           453,889
        Other                                             240               240

                                                      587,129           587,129

                                                 $  7,470,204      $  7,460,339




                                       -3-
                                                                          Part I



                                                September 30,     December 31,
                                                     1995              1994


    LIABILITIES AND STOCKHOLDERS' EQUITY


    CURRENT LIABILITIES
      Related parties: (Note 6)
        Convertible debentures (Note 4)          $    531,000     $    531,000
        Notes payable, stockholders (Note 4)          429,000          326,500
        Accrued interest payable                    2,819,838        2,519,026
        Due to officers and directors                  74,078           52,040
      Notes payable-other                              95,000           95,000
      Accounts payable                                314,693          308,629
      Accrued expenses                                 88,363          169,741
      Capital lease obligations (Note 5)              728,230          687,611

            Total current liabilities               5,080,202        4,689,547


    SETTLEMENT OF LITIGATION (Note 5)                  83,000           92,000


    LONG-TERM DEBT:
      Related parties                                    -                -
      Other                                              -                -


    COMMITMENTS AND CONTINGENCIES (Note 5)


    STOCKHOLDERS' EQUITY (Notes 5)
       Capital stock, par value $1 per share;
        authorized 15,000,000 shares; issued and
        outstanding September 30, 1995 and
        December 31, 1994, 8,953,571
        shares                                      8,953,571        8,953,571
       Additional paid-in capital                   8,457,949        8,457,949
                                                   17,411,520       17,411,520
      Accumulated deficit                         (15,104,518)     (14,732,728)

            Total stockholders' equity              2,307,002        2,678,792

                                                 $  7,470,204     $  7,460,339



    See Notes to Financial Statements.
                                     -4-
                                                                      Part I
                            LEADVILLE CORPORATION

                           STATEMENTS OF OPERATIONS
                     Nine months ended September 30, 1995 and 1994
                                 (Unaudited)

                                     Three Months         Nine Months
                                 ended September 30,   ended September 30,

                                            1995      1994       1995      1994

  Operating revenue                 $    -     $    -     $    -     $    -


  Operating costs and expenses:
   General and administrative          39,182     61,871    122,218    235,197
   Depreciation                           212        212        636        636

    Total operating expenses           39,394     62,083    122,854    235,833

    Operating loss                    (39,394)   (62,083)  (122,854)  (235,833)

  Financial income and expense:
   Interest income                        453        987      2,403      3,012
   Other income                        56,261       -        57,461      1,200
   Interest expense                  (103,407)   (81,532)  (308,800)  (239,372)


    Total financial income
     (expense)                        (46,693)   (80,545)  (248,936)  (235,160)


    Net loss                        $ (86,087) $(142,628) $(371,790) $(470,993)

  Net loss per capital
   share                            $    (.01) $    (.02) $    (.04) $    (.05)



   Weighted average number of
    capital shares outstanding
    (total shares)                  8,953,571  8,893,317  8,953,571  8,892,855








  See Notes to Financial Statements.

                                            -5-
                                                                     Part I
                            LEADVILLE CORPORATION

                      STATEMENTS OF STOCKHOLDERS' EQUITY
                         Nine Months ended September 30, 1995
                                 (Unaudited)


                         September 30, 1995          December 31, 1994

                        Shares       Amount          Shares      Amount

Capital Stock         8,953,571  $  8,953,571      8,953,571 $ 8,953,571

Additional
 Paid-In Capital                    8,457,949                  8,457,949

Accumulated deficit,
 December 31, 1994                (14,732,728)               (14,732,728)

                                    2,678,792                $ 2,678,792

Net Loss,
 September 30, 1995                  (371,790)

                                 $  2,307,002

























See Notes to Financial Statements.

                                            -6-

                                                                  Part I
                            LEADVILLE CORPORATION

                           STATEMENTS OF CASH FLOWS
                Nine Months Ended September 30, 1995 and 1994



                                              1995             1994

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                             $  (371,790)     $  (328,365)
   Adjustments to reconcile net loss
   to net cash provided by (used) in
   operating activities:
     Depreciation                               636              424

     Change in assets and liabilities:
       (Increase) decrease in:
          Prepaid expenses                   (2,531)           5,601

        Increase (decrease) in:
          Accounts payable                    6,064           65,206
          Accrued expenses                  (90,378)         (31,528)
          Officer payables                   22,038           21,222
          Accrued interest                  300,812          218,032
          Capital lease obligations          40,619             -

        Net cash provided by (used
          in) operating activities          (94,530)         (49,408)


  CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from borrowing,
      related parties                       102,500           40,000

         Net cash provided by financing
          activities                        102,500           40,000

         Increase (decrease) in cash and
          cash equivalents                    7,970           (9,408)

Cash and cash equivalents:
   Beginning                                   -              24,803

   Ending                               $     7,970       $   15,395





See Notes to Financial Statements.

                                            -7-

                              LEADVILLE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                September 30, 1995


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

Capitalization of Interest - The Company capitalizes interest expense as part of the historical cost of acquiring certain assets which require an extended period of time to prepare them for their intended use (See Note
3). During 1994 and the first nine months of 1995 interest was expensed due to the suspension of development activities.

Going Concern - At September 30, 1995 the Company has a significant investment in non-producing mining properties, recovery of which is dependent upon the production of ore reserves in commercial quantities or sale of these properties at an amount equal to or in excess of costs. In addition, the Company has suffered recurring losses from operations and at September 30, 1995 has a working capital deficiency of approximately $5,062,000 which includes approximately $3,800,000 due to related parties. The Company has significant materials and supplies inventories, which the Company is attempting to sell. Since the ultimate realization of these inventories depends on circumstances which cannot be evaluated currently, it is not possible to determine at this

                                    -8-
                           LEADVILLE CORPORATION

                       NOTES TO FINANCIAL STATEMENTS

NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued):

time whether any loss from disposition of the inventories will be realized. All real properties are collateral for convertible debentures.

Certain mining equipment may be collateral for the settlement of a lease obligation judgment (See Note 5). The Company has no property or liability insurance coverage at September 30, 1995, and as of the date of this report. The litigation concerning the environmental matters has made it difficult for the Company to obtain working capital through additional equity or debt financing. (See Note 5). Annual assessment fees are required to maintain possessory titles to unpatented mining claims. The Company has waived its control of certain unpatented claims at the Sherman-Hilltop property and is current with required filing fees for the unpatented claims it holds. Working capital must be obtained to allow for future operations and to maintain unpatented claims.

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

2.  MINING PROPERTIES:

At September 30, 1995, the Company owns two mining properties, the Sherman-Hilltop Consolidation and the Diamond-Resurrection
Consolidation.

Reference is made to Item 3 of Leadville's Report on Form 10-K for the year ended December 31, 1974, for a description of its Sherman Mine properties and the Diamond Consolidation. The Sherman Mine properties consist of 1,854 acres of patented mining claims and approximately 4,700 acres of unpatented mining claims in Lake and Park Counties in the Leadville - Fairplay, Colorado area, and 300 acres of fee land on which a mill and related facilities are located. During 1993, the Company released numerous unpatented claims in order to conserve cash while maintaining control of strategically located claims which are believed to provide the greatest control of the block of property.



                                    -9-
                           LEADVILLE CORPORATION

                       NOTES TO FINANCIAL STATEMENTS

MINING PROPERTIES (continued):

The Diamond-Resurrection Consolidation consists of approximately 1,180 acres of patented claims and is located in Lake County, east of Leadville, Colorado.

3.  CAPITALIZED INTEREST CHARGES:

During 1986, the Company began capitalizing interest on qualifying expenditures for their mining properties. Development activities were suspended in November 1988 and the Company has expensed interest costs since that time. Total interest capitalized through September 30, 1995, is $827,000.

4.  NOTES PAYABLE AND CONVERTIBLE DEBENTURES:

                                      September 30,     December 31,
                                           1995             1994

Notes payable, at 10%, to
stockholders and/or officers/
directors, due dates range from
June 1995 through September 1996     $    429,000       $    326,500

Notes payable-other, at 10% due
dates ranging from October 1995 to
September 1996                       $     95,000       $     95,000


The above notes payable are convertible to the Company's capital stock at the option of note holders at conversion prices of $.80 to $1.375 per share during the term of the notes. Certain of the notes are past due as of September 30, 1995. Management is optimistic that due date extensions for past due notes can be secured. Subsequent to September 1995, the Company agreed to reduce the conversion price of notes payable to $1.00 per share.


The convertible debentures are summarized as follows:

                                      September 30,     December 31,
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
                                    -10-
                           LEADVILLE CORPORATION

                       NOTES TO FINANCIAL STATEMENTS

NOTES PAYABLE AND CONVERTIBLE DEBENTURES (continued):

Of the $531,000, $431,000 is due to stockholders. Subsequent to September 30, 1995, the Company secured extended due dates for the debentures to December 1996, for the consideration of reducing the $2.00 conversion price per share to $1.00.

The Company believes, of which there can be no assurance, that agreements can be reached with all convertible debenture holders to further extend their debentures, if necessary, and ultimately exercise the conversion rights.

Note 5.  COMMITMENTS AND CONTINGENCIES:

United States of America vs. Apache Energy and Minerals Company, et al.

In January, 1983, Leadville was name as one of several defendants in an action (United States vs. Apache Energy and Mineral Company, et al) brought by the United States in Federal District Court in Colorado under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") in connection with the 11.5 square mile California Gulch Superfund site in Lake County, Colorado. In August of 1986, Leadville was also named as a third party defendant in a suit (State of Colorado vs. Asarco, Inc., et al) involving the same site.
The case was subsequently consolidated with United States vs. Apache Energy and Minerals Company, et al. The suits allege that the defendants are liable for the release or threat of release of hazardous substances from the site (notably heavy metals resulting from abandoned and active mining operations). As of November 15, 1995, substantially all defendants in the consolidated cases have settled their alleged liability to the United States and obtained contribution protection from other defendants.

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

Management and litigation counsel believe that the Company has substantial, meritorious defenses to the claims which were made by the United States. However, due to the complexity of the case and Leadville's limited financial resources, management believed that a settlement of its alleged liability to the United States would be most expedient and less costly than protracted litigation on the issues. Management was optimistic that financing could be raised with a settlement in place.

During the years 1988 through 1991, Leadville pursued a settlement of its alleged liability under all phases of the litigation with the United States. In January, 1992, Leadville and the United States reached an agreement whereby the Company's alleged liability would be settled. The final form of that agreement was signed by both parties in February, 1993, and the District Court approved the settlement on August 6, 1993.

The settlement is a consent decree structured to resolve all of Leadville's alleged liability, with the exception of natural resources damages, if any, to the United States in the California Gulch Superfund site and tangent areas.

In order to achieve a settlement for all phases of the litigation and to seek contribution protection from other defendants in the Site, Leadville agreed to pay the United States a total of $3,000,000. Of the $3,000,000, Leadville is obligated to pay a minimum of $250,000 over the next fifteen years. Leadville has reached an agreemnt in principle with the United States to reduce the $3,000,000 obligation to $500,000. The miniumum payment and sale of property payments described below will still apply.

Minimum annual payments on the obligation will be $10,000 in each of the first five years, $15,000 in each of the next five years, $25,000 for the final 15 years, whichever is greater. Adjusted net income is defined as net income, plus officer compensation and any unreasonable business expenses.

Payments on the obligation in excess of the $250,000 will be contingent upon profitable operations or the sale of the Company's real properties. Leadville has agreed to make payment towards the remaining obligation of $2,750,000 by payment of one-third of proceeds from sale of property.
                                    -12-
                           LEADVILLE CORPORATION

                      NOTE TO THE FINANCIAL STATEMENTS

COMMITMENTS AND CONTINGENCIES (continued):

United States of America vs. Apache Energy and Minerals Company, et al. (continued)

The Company is delinquent on the first two annual installments of $10,000 which were due in April, 1994 and 1995. Under terms of the settlement agreement, if Leadville failed to make the April 1994 payment by April, 1995, the United States can elect to set aside the consent decree or accelerate the full $3,000,000 obligation. Acceleration of the obligation would result in a deficit in stockholders' equity and failure of the Company to maintain its stock listing requirements. Subsequent to September 1995, the United States and Leadville reached an agreement, in principle, to reduce the $3,000,000 obligation to $500,000. In exchange for the $2,500,000 reduction in the obligation, Leadville agreed to allow the United States use of dirt and rock material from its properties. Management is optimistic that the final modification agreement can be negotiated with the United States in the next several weeks.

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

Mining Equipment, Inc. vs. Leadville Corporation

Leadville is a defendant in legal proceedings initiated in November, 1989, in the District Court of Lake County, Colorado, by Mining Equipment, Inc., a party that refinanced certain of Leadville's mining equipment in December, 1988. Leadville was past due on lease payments under several of the lease agreements and in April, 1992, the Court entered a final judgment against Leadville in the amount of $672,000, plus late fees and interest charges.

In addition to the judgment amount, Mining Equipment, Inc. was awarded possession of all equipment under the leases, with the exception of the Diamond Mine hoist. During 1992, the plaintiff removed substantially all equipment awarded in the Court decision. The book value of the equipment removed was charged to Lease Obligation Settlement expense on the Company's Statement of Operations for the year 1992. The plaintiff in the case has also made an assertion that it has a lien on all the real property of Leadville and further that such lien should be foreclosed. Leadville disputes the plaintiff's assertion.
                                    -13-

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

Leadville Corporation vs. United States Fidelity and Guaranty

During 1993, the Company filed a lawsuit against its former insurer seeking to recover defense costs and obtain indemnification for issues related to the environmental litigation. The insurance company counter-claimed for approximately $65,000 in defense costs advanced. In May, 1994, the Court ruled against Leadville's claims and awarded the insurance company the $65,000 in costs advanced. Leadville appealed the decision and lost. During August 1995, Leadville settled the insurance company's claim for $10,000 and recorded the residual obligation amount as other income.

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

Certificates of Deposit

The Company is required by the Mined Land Reclamation Board to maintain certificates of deposit for future reclamation costs. No future reclamation costs have been accrued as of September 30, 1995.



                                    -14-

                           LEADVILLE CORPORATION

                       NOTES TO FINANCIAL STATEMENTS


6.  RELATED PARTY TRANSACTIONS:

As discussed in Note 4, certain officers, directors, and stockholders have provided significant loans to the Company. The aggregate indebtedness, including accrued interest, and other payables, amounted to approximately $3,800,000 at September 30, 1995.


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































                                    -15-


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The discussion below should be read in conjunction with the financial statements included herein.

Liquidity and Capital Resources

During the first nine months of 1995, Leadville continued to rely on proceeds from the private placement of short-term promissory notes to raise operating cash. Leadville raised approximately $102,500 from issuance of convertible promissory notes with a term of one year. Cash proceeds were used to meet necessary general and administrative expenses. Management anticipates that cash required to meet obligations during the remainder of 1995 will be obtained from similar sources, until such time as the Company secures financing from outside sources. No assurance can be given that such financing will be available. However, management is continuing to seek significant financing from mining companies and investment groups.

During January, 1992, Leadville reached an agreement with the United States to settle alleged claims against the Company relating to environmental matters. The Court approved that consent decree on August 6, 1993. Under the terms of the settlement, Leadville has agreed to pay the United States a total of $3,000,000, $2,750,000 of which is contingent upon profitable operations or the sale of real property. The balance of $250,000 will be paid by Leadville over a period of fifteen years, beginning April 30, 1994. As of September 30, 1995, the Company's balance sheet reports a $83,000 long-term liability to reflect the present value of the $250,000 minimum payments due under the settlement and $27,000 as accrued expenses due by April, 1996. As of August 15, 1995, Leadville has not made any payments due under terms of the settlement agreement. See Note 5 to the Financial Statements under
Item 1, hereof. Subsequent to September 30, 1995, the United States and Leadville reach agreement, in principle, to reduce the $3,000,000 to $500,000 and waive any default for past due payments. In consideration for the reduction of the obligation amount, Leadville will allow the United States us of dirt and rock material from its properties. Management is optimistic that a final agreement modifying the obligation will be reached in the near future.

Leadville is continuing its efforts to raise financing. In anticipation of settling the environmental litigation, Leadville conducted two studies of the Diamond property during late 1992 and early 1993. One study at the Diamond Mine included verification of known mineralization and an evaluation of mine development. The second study included surface geo-physics intended to indicate potential exploration targets. Conclusions of the studies are encouraging and provide additional evidence that the Diamond-Resurrection property may hold significant deposits of gold, silver and base metals.

Leadville intends to use proceeds from significant financing to settle existing obligations and to finance an exploration program on the Diamond properties. The objective of the exploration is to identify reserves in addition to the 700,000 tons of existing reserves at the Diamond Mine.
                                    -16-
Working Capital

Leadville's working capital deficiency was approximately $5,062,000 as of September 30, 1995, representing a $380,000 increase in the deficiency compared to December 31, 1994. The deficiency increase was due primarily to a $102,500 increase in notes payable and the $309,000 of accrued interest charges associated with the Company's debt and legal judgment obligations. See Note 5 to the Financial Statements.

As of September 30, 1995, Leadville had outstanding notes payable in the face amount of $524,000, plus accrued interest of $863,000. Approximately 62% of the total principal and interest is held by the Company's President. Management believes that holders will exercise the conversion rights under the instruments and convert the obligations to Common Stock, if Leadville can secure financing for the Diamond property. At this time, the Company's President intends to delay any cash repayment of notes payable and accrued interest due him until such time as the Company obtains other financing.

Leadville also had outstanding convertible debentures payable at September 30, 1995, in the principal amount of $531,000, plus accrued interest of $1,956,000. Subsequent to September 1995, the Company reached agreement with the holders to extend the due date for the debentures to December 31, 1996, in consideration for reducing the conversion price to $1.00 per share.

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

Results of Operations

During the years 1989 through the first nine months of 1995, Leadville had no operational activities, due to insufficient financing to restart operations on the Diamond Mine property. Management believes that outside sources of financing have not been available to the Company due primarily to the environmental litigation which has surrounded the property. Substantially all activities of the Company since 1989 have centered on negotiating a settlement of environmental claims alleged by

                                    -17-
Results of Operations (continued):

the United States, maintaining the Company's properties, performing field work to conduct surface and underground property studies and to comply with various regulatory permits. During the past two years, Leadville has been seeking to raise significant financing to develop the Diamond property. To date, such financing has not been secured.

1995 Compared to 1994

The Company had no operating revenue in the first nine months of 1995 or 1994. Net loss for 1995 decreased by $99,200 compared to the net loss in 1994, due primarily to reductions in general and administrative expenses and costs to market the Company's Diamond property.

Interest expense increased approximately $69,500 during the first nine months of 1995, compared to 1994, due to the increase in debt incurred through additional borrowing and interest charges associated with legal judgment obligations. Total general and administrative expenses decreased approximately $113,000 during 1995 compared to 1994, due to a combination of a decrease in expenses associated with the study and maintenance of the Diamond property and costs incurred to prepare for trial with the Company's previous insurance carrier relating to environmental claims coverage.

                                                       Part II

Item 6.  Exhibits and reports on Form 8-K.

         (b) No reports were filed on Form 8-K during the third quarter of 1995.

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



Dated: Novemher 16, 1995