Form 10KSB
period 1995-12-31
LEADVILLE CORP
filed 1996-04-01
CIK 58204

U. S. SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                 FORM 10-KSB

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended: December 31, 1995

                       Commission file number: 0-1519

                            LEADVILLE CORPORATION
               (Name of small business issuer in its charter)

             COLORADO                         84-0388216
  (State or other jurisdiction of           (IRS Employer
   incorporation or organization)         Identification No)


               2851 S. PARKER RD., SUITE 610, AURORA, CO  80014
                   (Address of principal executive offices)

                                (303) 671-9792
                          Issuer's telephone number


Securities registered under Section 12(b) of the Exchange Act:
                                     NONE

    Securities registered Pursuant to Section 12(g) of the Exchange Act:
                                COMMON STOCK

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. YES   X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.  [ X ]

Issuers's operating revenues for its most recent fiscal year:
NONE

The aggregate market value of the Common Stock (the
Registrant's only class of voting stock) held by non-affiliates of the Registrant on March 15, 1996, was approximately $2,583,000 based upon the reported closing sale price of such shares on the NASDAQ Small-Cap System for that date. As of March 15, 1996, there were 8,953,571 shares of Common Stock outstanding.


                DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                 Page 1 of 21 pages, including exhibits.
           The exhibit index is on sequentially marked page 19.



























Item 1.  Description of Business

GENERAL

     Leadville Corporation ("Leadville" or the "Company") is a Colorado corporation that was organized in 1945 to acquire, explore and develop mining properties, primarily in Lake and Park Counties, Colorado. Leadville's Common Stock is traded on the NASDAQ Small-Cap System, under symbol "LEAD".

     Historic mining activities began in Lake and Park Counties during the 1860's. The most productive area in the Counties became known as the Leadville Mining District ("District") of central Colorado. Since 1860, the District has produced over
2.5 million ounces of gold, 240 million ounces of silver, 2 billion pounds of lead, 1.4 billion pounds of zinc and 100 million pounds of copper. Leadville's properties, which are located in the District, have produced gold, silver, lead, zinc and copper during previous mining operations.

     Leadville controls two blocks of mining properties, the Sherman-Hilltop Consolidation ("Sherman Mine"), historically a silver producer, and the Diamond-Resurrection Consolidation ("Diamond Mine"), primarily a gold producer, along with silver, lead, zinc and copper. The Company's properties are located near the town of Leadville, Colorado and are accessible year around, although access to the mines can be interrupted at times due to severe winter weather conditions. Access to the mineral resources at the Diamond and Sherman Mines is gained through underground workings.

     Due to the collapse of silver prices in the 1890's, coupled with the exhaustion of easily minable high grade surface ore, the District was left inactive for almost 50 years. During that period, property and mineral rights were abandoned or divided to the point of not being manageable. Beginning in 1949 and continuing into the 1980's one of Leadville's strategic corporate objectives was to consolidate, under its control, promising land positions in the District which would serve to support large, long-term mining operations. Under the direction of its President, Dr. Robert G. Risk, Leadville commissioned reviews of historical mining data, conducted geo-physical studies and researched title records for the Leadville area in an effort to
                                   -2-
identify land positions which held promising prospects for mining and acquisition. After years of effort and considerable expense, Leadville successfully consolidated ownership interests and mining rights in the Sherman-Hilltop and Diamond-Resurrection properties.

     In the late 1960's Leadville acquired a third block of ground, the Stringtown Mill site ("Stringtown Mill"). This property was acquired to provide a location for construction of a mill for processing of Sherman Mine ore.


Item 2.  DESCRIPTION OF PROPERTIES

SHERMAN MINE

     In 1974, Leadville leased the Sherman Mine, Diamond Mine and Stringtown Mill properties to Day Mines, Inc. ("Day Mines") of Wallace, Idaho. The Sherman Mine properties consist of approximately 1,854 acres of patented mining claims and 1,760 acres of unpatented mining claims in Lake and Park Counties. Unpatented mining claims require payment of annual assessment fees to hold the claim.

     Hecla Mining Company ("Hecla"), began to operate the Sherman Mine in 1981, as a result of the merger of Day Mines into Hecla. During the early 1980's, low silver prices resulted in the suspension of mining operations at the Sherman Mine for periods of time. In November of 1984, Leadville reached agreement, in principle, with Hecla whereby all properties and mining rights subject to the 1974 lease agreement would be reacquired by Leadville. During October of 1987, Leadville reached a final agreement with Hecla for reconveyance of the lease, in consideration for $500,000 cash and a convertible debenture in the amount of $381,000. In December 1993, as a result of Leadville's efforts to re-structure its debt obligations, Hecla agreed to cancel the $381,000 debenture, along withaccrued interest of approximately $402,000.

     Since May of 1987 and continuing into 1996, Leadville's activities at the Sherman Mine have been limited to care, maintenance and permit related work, due to continuing low silver prices. During 1985, the Sherman Mine was placed in temporary cessation due to suspension of mining activities.
                                   -3-
During 1995, the temporary cessation period expired and Leadville will be required to conduct a program of study, exploration and sampling to maintain existing regulatory permits. In the event the required work is not performed, the Company may be required to reclaim the Mine site. The Company maintains a reclamation bond, in the amount of $128,000, which relates to the Sherman and Stringtown Mill sites.

DIAMOND MINE

     Leadville acquired the initial Diamond Mine claims in 1964 and continued to add land positions into the early 1980's. Although the Diamond Mine properties were under lease to Day Mines, and then Hecla, as part of the 1974 lease agreement, no mining activities occurred on the properties during the years 1974 through 1982. In 1983, Hecla released the Diamond Mine from the lease agreement and Leadville immediately initiated a program of study and exploration of the property.

     The Diamond Mine property consists of approximately 1,180 acres and is located approximately 4.5 miles east of Leadville, Colorado. Substantially all of the mining claims in the block of ground are patented and owned by Leadville. The property carries only minimal royalty obligations.

     Beginning in 1983 and continuing into 1989, Leadville's efforts focused on achieving production at the Diamond Mine. As a result of work conducted and investment made by Leadville during this six year period, management believes the value of the property has been enhanced and is positioned to re-open.

     During the years 1986 through 1988, Leadville constructed a surface plant at the Diamond Mine, drove underground access and development drifts and made significant modifications to the Stringtown Mill facility. Sustained ore processing at the Stringtown Mill was achieved in late 1988, after significant delays due to equipment and circuit failures.
Once ore processing at the mill was sustainable, however, Leadville lacked necessary financial resources to construct mine infrastructure required to continue mining operations.



                                   -4-
     Ultimately, financing necessary to continue mining activities in early 1989 could not be secured and operations were suspended. Management believes that significant financing has not been available to Leadville due to environmental litigation surrounding the Leadville, Colorado area since the mid-1980's.

STRINGTOWN MILL SITE

     The Stringtown Mill site encompasses an area of approximately 300 acres and is located immediately south of Leadville, Colorado. The Stringtown Mill and tailings ponds were constructed and placed in service on the site in the late 1960's. The facility was used to mill Sherman Mine ore until 1984, when substantially all Sherman Mine activities were suspended due to low silver prices.

     During the years 1986 though 1988, significant modifications and improvements were made to the Stringtown Mill in anticipation of processing Diamond Mine ore. The mill operated sporadically from mid-1988 until early 1989 processing Diamond Mine ore. Administrative, laboratory, warehouse and residential facilities are also located on the 300 acre site.

     The Company rents office space from a corporate officer for $125 per month. As of March 15, 1996, Leadville carried no liability or property insurance.

     As of March 15, 1996, Leadville employed one part-time individual to monitor the properties and to perform necessary administrative and field duties.

COMPETITION

     Leadville competes with other mining companies attempting to develop mines which produce precious and base metals. Many competitors are larger, established mining companies with greater financial and technical resources than Leadville. In addition, management believes that Leadville's properties have been at a competitive disadvantage in the industry since the late 1980's, due to environmental litigation involving the Leadville Mining District. (See "LEGAL PROCEEDINGS", under Item 3., hereof).


                                   -5-
     Resumption of mining operations at Leadville's two mines is dependent on attracting significant operating capital and on the market prices of precious metals, primarily silver and gold. At current silver prices, many of the industry's silver mines can not be operated profitably, including the Sherman Mine. Additionally, the mine requires a significant capital investment for acquisition of equipment and mine development before it can be made operational. Operating issues for the Sherman Mine also include milling considerations, including location.

     Independent consultants retained by Leadville conclude that the Diamond Mine can be profitably operated at current gold prices. The mine has operating permits in place, identified ore reserves and plant and equipment positioned to resume mining activities. Leadville will have to invest additional funds for development work before the mine can be put into production. Milling considerations must also be addressed in conjunction with mining operations at the Diamond Mine.

     In years past and continuing into 1996, the Company has been heavily dependent on its President, Dr. Robert G. Risk, to raise necessary financing. The loss of Dr. Risk, for any reason, may have a material impact on the Company's ability to raise additional funds.

GOVERNMENTAL REGULATIONS

     As discussed in "LEGAL PROCEEDINGS", under Item 3, hereof,
Leadville was named as a defendant in several legal actions initiated by the state of Colorado and the United States involving environmental matters in the California Gulch
Superfund site.  Leadville's Diamond Mine property and
Stringtown Mill site are located within the boundaries of the Superfund site.

     In an effort to limit its financial exposure and move forward with financing efforts, Leadville ultimately reached a settlement with the United States which was entered by the Court in August of 1993. The settlement is in the form of a consent decree. As a result of that settlement, Leadville will be required to make annual cash payments to the United States in order to maintain certain protections afforded by the consent decree. Additionally, Leadville has agreed to advise the
                                   -6-
United States and certain other parties of its mining plans, if planned activities could potentially have an adverse impact on remedial work being performed in the Superfund site.

     Under the consent decree, Leadville retains the right to use the Stringtown Mill facility for ore processing, although use of the existing Malta Gulch Tailing ponds for future storage of mill tailings will require approval by the United States. Leadville's mine and mill facilities are currently permitted by the state of Colorado for the respective operations. However, the permit approval process required to operate new mining facilities within the Superfund site will probably include participation by the United States.

     The costs of defending against the environmental claims alleged in the consolidated cases and, subsequently, negotiating a settlement have exhausted nearly all of Leadville's financial resources. In addition, management believes the designation of the Leadville, Colorado area as a Superfund site will continue to complicate efforts to raise financing for the Company's properties.


Item 3.  LEGAL PROCEEDINGS

UNITED STATES (ENVIRONMENTAL PROTECTION AGENCY)

     In 1983, Leadville was named as one of several defendants in an action (United States of America vs. Apache Energy and Mineral Company, et al) brought by the United States in Federal District Court in Colorado under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") in connection with the approximately 11.5 square mile California Gulch Superfund site in Lake County, Colorado. In 1986, Leadville was also named as a third party defendant in a suit (State of Colorado vs. Asarco, Inc., et al) involving the same site. The cases were subsequently consolidated.

     From 1983 through 1988, Leadville negotiated with the United States to have its involvement in the consolidated case dismissed or settled on a de minimis basis. That effort was ultimately unsuccessful. During the years 1989 and continuing into 1993, Leadville attempted to negotiate a settlement of its alleged liability to the United States. Management believed that
                                   -7-
financing might be obtained by Leadville if the claims asserted by the United States were settled and the financial exposure limited.

     During August, 1993 a consent decree was entered by the Federal District Court in Colorado whereby the United States agreed to settle Leadville's alleged liability, with the exception of natural resources damages, if any, in consideration for $3,000,000. Under the original terms of the consent decree, a total of $250,000 was to be paid by Leadville over 15 years, with a contingent liability of $2,750,000 to be paid based on profitable operations or sale of properties. Minimum cash payments are to be $10,000 for years 1-5, $15,000 for years 6-10 and $25,000 for years 11-15.

     During October 1995, Leadville reached agreement, in principle, with the United States to reduce the consent decree obligation amount of $3,000,000 to $500,000, with minimum annual cash payments to begin in April 1996. In effect, the contingent liability of $2,750,000 was reduced to $250,000. In consideration, Leadville agreed to provide to the United States certain dirt and rock material for use by the Environmental Protection Agency (EPA) in remedial action work at the Superfund site. During late 1995, the EPA began to use the dirt material and Leadville management anticipates that a final agreement modifying the consent decree will be signed in the near future.

MINING EQUIPMENT, INC.

     During December 1988, Leadville raised financing for operations through the sale and lease back of certain mining and milling equipment. In late 1989, due to Leadville's inability to raise financing, scheduled payments under the agreement could not be made and the lessor of the equipment sued in the District Court of Lake County, Colorado to obtain financial relief and possession of the equipment. (Mining Equipment, Inc. vs. Leadville Corporation).

     During October 1994, Leadville and Mining Equipment, Inc. reached an agreement to settle the case for $678,000. The plaintiff has obtained possession of substantially all mining and milling equipment subject to the lease agreements, with the exception of the Diamond Mine hoist and certain other equipment.
                                   -8-
The plaintiff's right to possession of the hoist is subordinate to Leadville's debenture holders' first mortgage position. Plaintiff intends to obtain possession of the other equipment in 1996.

     As of December 31, 1995, Leadville is obligated to Mining Equipment, Inc. in the amount of $741,800, including accrued interest. The plaintiff asserts that it has the right to foreclose on Leadville's properties to satisfy the obligation. Leadville contests such assertions and, to date, the plaintiff has not initiated any foreclosure action.

COWIN & COMPANY, INC.

     In 1990, Cowin & Company, Inc. Mining Engineers and Contractors filed suit against Leadville in Lake County, Colorado District Court asserting that Leadville was obligated to Cowin & Company for approximately $45,000 for contract mining fees.
Cowin & Company, Inc. is requesting damages, equipment possession and general relief relating to a contract mining agreement entered into March 3, 1987.

     Leadville counter-claimed for damages resulting from improper construction of the Diamond Mine shaft and damages resulting from an accident at the site. No action has been taken in the case since October 1993 and the Court has ordered a Status Report be filed on the matter by August 30, 1996.

UNITED STATES FIDELITY & GUARANTY COMPANY

     During 1993, Leadville filed a lawsuit against its former insurance carrier seeking to recover defense costs and obtain indemnification for issues related to environmental litigation. The insurance company counter-claimed for $65,000 in defense costs advanced. In May 1994, the Court ruled against Leadville's claims and awarded the insurance company the $65,000 in costs advanced. Leadville appealed the decision and lost. During August 1995, Leadville settled the insurance company's claim for $10,000 and recorded the residual judgment amount due as "Extraordinary Gain" on the Company's Statements of Operations.


Item 4.  Submission of Matters to a Vote of Security Holders.
                                   -9-
     There were no matters submitted to a vote of the Company's security holders during the fourth quarter of 1995.


Item 5. Market for Registrant's Common Equity and Related
Stockholder Matters.

     The following table sets forth the low and high bid price quotations per share of Common Stock, as reported on the NASDAQ Small-Cap System for the periods indicated. These quotations reflect inter-dealer prices, without retail markup, mark down or commission and may not necessarily represent the actual price of transactions.


Quarter Ended
                                Low      High
December 31, 1994             $ .50    $ .88
March 31, 1995                  .25      .63
June 30, 1995                   .31      .50
September 30, 1995              .19      .69
December 31, 1995               .25      .63

     At March 15, 1996 the Company had approximately 2,100 holders of record of its Common Stock; management estimates that the number of beneficial holders is significantly greater.

     There can be no assurance, if the Company is successful in raising significant investment capital, future mining operations will be profitable. No dividends on the Common Stock have been paid during the past several years and due to the significant investment of cash required by planned mining activities, management does not anticipate that any dividends will be paid in the foreseeable future.


Item 6.  Managements Discussion and Analysis of Financial
Condition and Results of Operations.

Results of Operations

     The Company earned no revenues from operations in 1995 and reported a net loss of $617,000. Leadville reported $53,000 of
                                  -10-
Extraordinary Gain for the year which was primarily derived from a favorable settlement of an insurance company judgment.

     The most significant expenses incurred during 1995 included $417,800 of interest, $41,700 for property taxes, $65,800 for depreciation and $45,300 for write-down of parts inventory. Approximately 92% of the $617,000 1995 net loss was attributable to these expenses.

     The Company has had no active mining operations since 1989 and continues to carry a significant investment in property, equipment and parts inventory. In 1995, the Company initiated policies to recognize a declining useful life and value of these assets. Approximately $110,000 of such expenses were recognized in 1995.

     During 1995, Leadville continued to incur significant interest expense relating to outstanding notes and debentures payable. As of December 31, 1995, principal amounts due on notes payable and debentures payable was $608,500 and $531,000, respectively. In addition, the Company accrued interest charges of approximately $54,000 associated with the Mining Equipment, Inc. judgment. (See "Legal Proceeding" under Item 3, hereof).

     Substantially all other expenses in 1995 were incurred to meet general, administrative and property holding expenses.

1995 COMPARED TO 1994

     The net loss for 1995 decreased approximately $67,000 compared to 1994. Interest expense for 1995 increased approximately $85,000 over 1994, due primarily to interest expense associated with the Mining Equipment, Inc. judgment and interest expense associated with additional borrowing during 1995. Depreciation expense increased approximately
$65,000 in 1995, as the Company adopted a policy to begin providing for depreciation on mining assets maintained on a stand-by basis. General and administrative expenses decreased significantly in 1995 due to the conclusion of significant litigation activities in 1994.



                                  -11-
Liquidity and Capital Resources

     Leadville is significantly undercapitalized. As of December 31, 1995, the Company has a working capital deficit of $5,180,000 and minimal operating cash. Since 1989, substantially all of Leadville's immediate cash needs have been met by loans from the Company's President and by proceeds from short term notes. Management is hopeful that cash needs for 1996 will be met from similar sources, although continued loans from such sources can not be assured.

     In 1995, the Company used cash of approximately $115,000 to meet minimum general, administrative and property obligations. No accrued interest payments were made on the Company's debt obligations during the year and no capital expenditures were made.

     The Company's certificates of deposit, in the amount of $133,000, are held as mining reclamation bonds and classified as long term assets.

     In order for Leadville to continue as a going concern and achieve profitable operations of its mining properties, a significant amount of capital from sources outside the Company will be required to meet operating expenses, service debt and resume mining operations. Management is involved in ongoing discussions with several mining companies that have expressed preliminary interest in the Diamond and Sherman Mine properties. To date, no agreements have been reached. It is management's assessment that financing will be difficult to obtain until the California Gulch Superfund site cleanup issues are more clearly defined. The EPA Court action involving the Leadville Mining District, for all practical purposes, eliminated Leadville's ability to obtain outside financing over the past six years. Management cannot predict if or when the litigation will be resolved to a point where outside parties will show a serious interest in providing financing to Leadville.

     Management is continuing its efforts to obtain financing for the Company's properties through joint-venture, cash investment or a secondary offering of Leadville's stock. No assurance can be given that Leadville will be successful in securing financing. In order to improve the financing prospects for Leadville, management is continuing its efforts to lessen the financial and
                                  -12-
operating burdens of the consent decree with the United States.

     During the years 1983 through 1988, substantially all of Leadville's financing needs were met by significant loans from Leadville's President and through the private placement of convertible debt and equity securities.

     As of December 31, 1995 Leadville is obligated to unsecured promissory note holders in the face amount of $608,500, plus accrued interest of $896,000. Outstanding convertible debentures at December 31, 1995, in the face amount of $531,000, plus accrued interest of $2,017,000, are secured by all of Leadville's real property.

     Leadville's note and debenture payable obligations, including accrued interest, are convertible into Common Stock at a price of $.80 to $1.00 per share. The demand note obligations due to Dr. Risk in the amount of $100,500, plus accrued interest, have no stock conversion features. Management is optimistic that a substantial amount of the debt will be converted to stock, if Leadville can secure significant financing for its properties.


Item 7.  Financial Statements.

See "Index to Financial Statements" on page F-1 hereof.


Item 8. Changes In and Disagreements With Accountants on
Accounting and Financial Disclosure.

None


Item 9.  Directors, Executive Officers, Promoters and Control
Persons; Compliance with Section 16(a) of the Exchange Act.







                                  -13-
     The following table sets forth information regarding the officers and directors of the Company.

Name               Age   Positions Held    Officer/Director since

Robert G. Risk      86   Chairman; President        1949

Lloyd L. Morain     78   Director                   1967

James C. Tiffany    65   Director                   1990

Daniel F. Nibler    39   Vice-President
                          Secretary/Treasurer
                          Chief Accounting Officer  1986

     Mr. Tiffany is the nephew of Robert G. Risk. There is no other family relationship between or among any of the above listed officers and directors.

Robert G. Risk has been the President and a Director of Leadville since January, 1949. He has been a practicing dentist in Indianapolis, Indiana for many years.

Lloyd L. Morain has been a director of Leadville since 1967. He is currently a personal business advisor and Chairman of the Board of the Illinois Gas Company, an Illinois corporation which he has been associated with for many years. Mr. Morain holds office with several other utility companies.

James C. Tiffany has spent his entire business career in various aspects of the mining business; most recently serving with Reynolds Metal Company since 1964. Reynolds is engaged in the manufacture of aluminum and aluminum products and in gold mining. He received his Engineer of Mines degree from the Colorado
School of Mines in 1951. Mr. Tiffany was employed by Leadville in the position of operations manager during the years 1953 through 1959.

Daniel F. Nibler is a practicing certified public accountant in Colorado and has been engaged in public accounting since graduating from Washington State University in 1980.



                                  -14-
Item 10.  Executive Compensation

     The only officer of Leadville who received compensation during 1995 was Mr. Nibler, whose accounting firm charged approximately $34,000 for its accounting, administrative and advisory services. As of December 31, 1995, Mr. Nibler's firm was owed approximately $80,000, plus accrued interest, including $79,000 in the form of convertible promissory notes. During 1995, Mr. Nibler's firm converted $69,000 in accounting fees and expenses into a promissory note, convertible into Leadville's Common Stock at $1.00 per share, bearing interest at 10% per annum.


Item 11. Security Ownership of Certain Beneficial Owners and
Management.

     As of March 15, 1996, a total of 8,953,571 shares of the Company's Common Stock were outstanding. The table below sets forth the ownership by management and principal stockholders of the Company as of December 31, 1995:



                                    Share
                                  Ownership
Name                 Title          Direct        Percent

Robert G. Risk     President      2,576,179 (b) (d) 28.8%

Lloyd L. Morain    Director         459,408 (b)      5.6%

James C. Tiffany   Director           9,754 (b)       .1%

Daniel F. Nibler   Vice-President
                   Sec/Treasurer     36,013 (b)       .4%

All officers and directors as
 a group                          3,081,354         34.9%


Jack C./Katherine
 Robinson          Stockholders     338,762 (c)      3.8%

                                  -15-
All officers, directors and
 principal shareholders           3,420,116         38.7%

__________________


(a)  The address of each management person is 2851 S. Parker
Road, Suite 610, Aurora, Colorado  80014.

(b) Members of the Board of Directors and officers hold debt instruments of the Company which can be converted into Common Stock at prices ranging from $.80 to $1.00 per share. If such debt instruments were converted to stock as of December 31, 1995, officers and directors would hold the following number of shares and percentages of outstanding stock: Robert G. Risk 3,325,179 shares, (33.8%); Lloyd L. Morain 509,097 shares, (5.2%); James
C. Tiffany 15,391 shares, (.02%); Daniel F. Nibler 119,181 shares, (1.2%).

(c) Stockholders hold debt instruments convertible into the Company's Common Stock at prices of $.80 to $1.00 per share. If stockholders exercised their conversion rights, approximately 133,000 shares would be issued. Total outstanding shares held would be 471,684 shares, representing 5.19% of total shares outstanding.

     If holders of all convertible debt instruments of the Company had exercised their option to convert the obligations to Common Stock as of December 31, 1995 approximately 3,186,582 shares would have been issued and total shares outstanding shares would have been 12,140,153. Officers and directors, as a group, would own 3,968,816 shares representing 32.7% of the outstanding Common Stock.


Item 12. Certain Relationships and Related Transactions.

     Substantially all of Leadville's financing since 1983 has been provided by loans from the Company's President and from proceeds from the private placement equity and debt instruments. Other officers and directors of the Company have continued to provide financing during the year 1995. The following table sets forth amounts due to officers and directors of the Company as of December 31, 1995:
                                  -16-

Name             Obligation       Principal Interest   Total

Robert G. Risk   Debenture payable $  -0-   $748,968 $748,968

Robert G. Risk   Demand notes       100,500  784,319  884,819

Lloyd L. Morain  Note payable        45,000    4,689   49,689

James C. Tiffany Note payable         5,000      637    5,637

Daniel F. Nibler Note payable        79,000    4,168   83,168


     The debenture payable, notes payable and related accrued interest amounts are convertible into the Company's Common Stock at $.80 and $1.00 per share. The demand notes and accrued interest due to Dr. Risk have no stock conversion features.

     During the years 1993 through 1995, Dr. Risk has advanced the Company $25,000, $45,000 and $30,500, respectively. During early 1996, Dr. Risk has continued to advance funds to the Company. The advances bear interest at 10% and are due on demand. In earlier years, Dr. Risk agreed to convert a substantial amount of principal on the demand notes into Common Stock.

     Mr. Morain continues to provide loans to the Company in the form of unsecured promissory notes, bearing interest at 10% per annum and convertible into Leadville's Common Stock at prices of $.80 to $1.00 per share. During the years 1993, 1994 and 1995, Mr. Morain has loaned the Company $5,000, $15,000 and $25,000, respectively. Mr. Morain has provided significant financing to Leadville in years prior to 1992 and he has converted substantially all such loans and accrued interest into restricted Common Stock.

     In 1993, Mr. Morain agreed to convert 1992 and 1993 loan advances into Leadville Common Stock. Loan principal of $37,000 and accrued interest of $4,972 was converted to restricted Common Stock. The Company issued 40,504 shares in this transaction.

     Mr. Tiffany continues to provide services to the Company and has agreed in years past to accept convertible promissory notes
                                  -17-
for amounts he has advanced to the Company. During 1994, Mr. Tiffany loaned the Company $5,000. In years past, Mr. Tiffany has agreed to convert Leadville's obligations to him into restricted Common Stock.

     During the years 1992 through 1994, Leadville was successful in securing conversion of certain debt obligations into Common Stock. During these and prior years, officers and directors of the Company have also exercised Common Stock conversion rights for obligations they held.

     During September of 1995, Mr. Nibler agreed to convert $69,000 of accrued fees and expenses into a note payable. The note bears interest a 10% per annum and is convertible into Common Stock at a price of $1.00 per share. In 1993, Mr. Nibler also agreed to convert $10,000 of accrued fees and expenses into restricted Common Stock.

     The Company believes that the terms of the transactions discussed above are comparable to those which have been attainable from non-affiliated sources.























                                  -18-
Item 13.  Exhibits and Reports on Form 8-K.

(a) Exhibits Filed Herewith or Incorporated by Reference to
Previous Filings with the Securities and Exchange Commission.

Exhibit
Number         Description
 (2)           Plan of Acquisition, reorganization, arrangement,
                 liquidation or succession

 (3)           Articles of Incorporation and By-laws

 (4)           Instruments defining the rights of security
                 holders, including indentures

 (9)           Voting Trust Agreement

(10)           Material Contracts

(11)           Statement Regarding Computation of Earning Per
                 Share is not required since the information is ascertainable from Leadville's financial statements filed herewith.

(13)           Annual Report to security holders, Form 10-Q or
                 quarterly report to security holders

(16)           Letter re:  change in accounting principles

(19)           Documents not previously filed

(21)           Subsidiaries of the Registrant

(22)           Published report regarding matters submitted to
                  vote of security holders

(23)           Consents of experts and counsel

(24)           Power of Attorney

(27)           Financial Data Schedule

(28)           Information from reports furnished to state
                 insurance authorities
                                  -19-
(29)           Additional Exhibits
___________________

 (3) The Articles of Incorporation of Leadville were filed with its Form 10-K on May 6, 1965; the By-laws of Leadville were filed with its Report on Form 10-K for the year ended December 31, 1980.

 (4)  Filed with Form 10-K for year ended December 31, 1987.

(28)  Consent Decree, State of Colorado vs. Asarco, Inc., et al,
                      Defendants and Third Party Plaintiffs vs.
                      Leadville Corporation, et al, Third Party
                     Defendants;
                      United States of America vs.
                      Apache Energy and Minerals Company,
                      et al.

Submitted on Form 8-K, dated February 11, 1993.


(b)  Reports on Form 8-K Filed During the Registrant's Fourth
Fiscal Quarter:

None



















                                  -20-



                        INDEX TO FINANCIAL STATEMENTS


       PAGE

Independent Auditor's Report . . . . . . . . . . . . . . . . . .
 . . . . . . 2

Balance Sheets - December 31, 1995 and 1994. . . . . . . . . . .
 . . . . . . 3

Statements of Operations - For the Years Ended December 31, 1995,
1994, and 1993 . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . 4

Statement of Stockholders' Equity - From January 1, 1993 through
December 31, 1995. . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . 5

Statements of Cash Flows - For the Years Ended December 31, 1995,
1994, and 1993 . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . 6

Notes to Financial Statements. . . . . . . . . . . . . . . . . .
 . . . . . . 7
















                                    F-1

                         INDEPENDENT AUDITOR'S REPORT





Board of Directors
Leadville Corporation
Aurora, Colorado


We have audited the accompanying balance sheets of Leadville Corporation as of December 31, 1995 and 1994, and the related statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Leadville Corporation as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Hein + Associates llp


Denver, Colorado
March 11, 1996

                      LEADVILLE CORPORATION
                          BALANCE SHEETS

                                       December 31,  December 31,
                                           1995          1994

ASSETS

Current Assets:
  Cash                                 $   2,780      $   -
  Prepaid expenses and other               7,640         7,558
    Total current assets                  10,420         7,558

Property and Equipment, at cost:
  Mining properties                    7,356,979     7,356,979
  Buildings and equipment:
      Mine                             1,219,564     1,219,564
      Mill                               829,032       829,032
      Other                              108,143       108,143
  Land                                    22,429        22,429
                                       9,536,147     9,536,147

  Less accumulated depreciation
      and depletion                   (2,736,074)   (2,670,255)

                                       6,800,073     6,865,892

Other Assets:
  Investments - certificates of deposits 133,000       133,000
  Inventories                            408,589       453,889
    Total other assets                   541,589       586,889

Total Assets                          $7,352,082    $7,460,339





           See accompanying notes to these financial statements.

                                   F-3

                          LEADVILLE CORPORATION
                             BALANCE SHEETS

                                      December 31,  December 31,
                                          1995          1994

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Related parties:
   Convertible debentures               $ 531,000     $ 531,000
   Notes payable, stockholders            508,500       326,500
   Accrued interest payable             2,848,489     2,519,026
   Due to officers/director/stockholders    6,351        52,040
  Notes payable - other                   100,000        95,000
  Accounts payable                        307,324       308,629
  Accrued expenses                        146,871       169,741
  Settlement of capital lease obligations 741,824       687,611
    Total current liabilities           5,190,359     4,689,547

Settlement of Litigation                  100,000        92,000

Commitments and Contingencies
  (Notes 2 and 5)

Stockholders' Equity:
  Capital stock, par value $1 per
    share; 15,000,000 shares authorized;
    8,953,571 shares issued and
    outstanding at December 31, 1995
    and 1994, respectively              8,953,571     8,953,571

  Additional paid-in capital            8,457,949     8,457,949
  Accumulated deficit                 (15,349,797)  (14,732,728)
    Total stockholders' equity          2,061,723     2,678,792

Total Liabilities and
  Stockholders' Equity                 $7,352,082    $7,460,339
            See accompanying notes to these financial statements.

                                    F-4

                            LEADVILLE CORPORATION

                           STATEMENTS OF OPERATIONS

                                          For the Years Ended
                                              December 31,
                                       1995       1994      1993

Operating Revenues                  $   -     $   -      $   -

Operating Costs and Expenses:
  General and administrative         195,879   285,739   225,117
  Depreciation                        65,819       849       852
    Total operating costs & expense  261,698   286,588   225,969

Operating Loss                      (261,698) (286,588) (225,969)

Other Income and Expense:
  Interest expense                  (417,755) (333,237) (385,667)
  Other                                9,176   (64,396)    7,231

Total other income and expense      (408,579) (397,633) (378,436)

Loss Before Extraordinary Gain      (670,277) (684,221) (604,405)

Extraordinary Gain from
  Settlement of Debt                  53,208      -      782,948

Net Income (Loss)                  $(617,069)$(684,221)$ 178,543

Net Income (Loss) Per Share:
  Before extraordinary item        $    (.08)$    (.08)$   (. 07)
  Extraordinary item                     .01       -         .09

Net Income (Loss) Per Share        $    (.07)$    (.08)$    (.02)

Weighted Average Number
 of Capital Shares Outstanding     8,953,571  8,894,637 8,790,390

           See accompanying notes to these financial statements.

                             LEADVILLE CORPORATION

                       STATEMENT OF STOCKHOLDERS' EQUITY
                 FROM JANUARY 1, 1993 THROUGH DECEMBER 31, 1995



          Total
                               Capital     Stock    Paid-in
Accumulated  Stockholder's
                               Shares      Amount    Capital
Deficit       Equity

Balances, 1/1/93              8,659,408  $8,659,408 $8,350,204
$(14,227,050) $2,782,562

 Conversion of notes
  payable,  accounts
  payable, and accrued
  interest for capital
  stock                         233,213     233,213     71,762
    -        304,975
 Net income                        -           -          -
 178,543     178,543

Balances, 12/31/93             8,892,621  8,892,621  8,421,966
(14,048,507)  3,266,080

 Conversion of notes
  payable, accounts
  payable, and accrued
  interest for capital
  stock                           60,950    60,950      35,983
    -         96,933

 Net loss                           -         -           -
(684,221)   (684,221)

Balances, 12/31/94             8,953,571 8,953,571   8,457,949
(14,732,728)  2,678,792


 Net loss                           -         -           -
(617,069)   (617,069)

Balances, 12/31/95             8,953,571$8,953,571  $8,457,949
$(15,349,797) $2,061,723

                 See accompanying notes to these financial statements.


                 LEADVILLE CORPORATION

               STATEMENTS OF CASH FLOWS

                                 For the Years Ended December 31,
                                   1995        1994       1993
Cash Flows from Operating
 Activities:
  Net income (loss)            $(617,069)  $(684,221)  $178,543
  Adjustments to reconcile net
   income (loss) to net cash
   from operating activities:
    Gain on debt restructuring   (53,208)       -      (782,948)
    Depreciation                  65,819         849        852
    Provision for inventory
     obsolescence                 45,300        -          -
    Changes in assets and
     liabilities:
      (Increase) decrease in -
       Prepaid expenses and other    (82)        326     (7,006)
      Increase (decrease) in:
       Accrued interest to
        related parties          329,463     339,092    137,608
       Officer payables           23,311      43,304     (1,648)
       Accounts payable          (13,305)     91,116     17,394
       Accrued expenses          104,551      59,731    249,638
    Net cash used in
     operating activities       (115,220)   (149,803)  (207,567)

Cash Flows from Financing
 Activities:
  Proceeds from borrowings
   from related parties          118,000     125,000    198,050

Increase (Decrease) in Cash        2,780     (24,803)    (9,517)

Cash, beginning                     -         24,803     34,320

Cash, ending                   $   2,780   $    -      $ 24,803




Supplemental Disclosures of Non-cash
 Investing and Financing Activities:

  Capital stock issued for forgiveness
   of notes payable, convertible
   debentures and other liabilities to
   stockholders and/or officers $   -       $ 96,933   $304,975

  Conversion of accounts payable
   -related to notes payable    $ 69,000    $   -      $   -

          See accompanying notes to these financial statements.

                               F-6

                            LEADVILLE CORPORATION

                        NOTES TO FINANCIAL STATEMENTS


i.      Nature of Business and Significant Accounting
Policies:

         Nature of Business - Leadville Corporation (the Company) is engaged in the development and mining of hard rock mineral properties.

         Inventories - Inventories are stated at the lower of cost (average method) or market value. Inventories consist of operating and maintenance supplies.

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

         Income Taxes - The Company accounts for income taxes under the liability method, whereby deferred tax assets and liabilities are recorded for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.
                                   F-7

         Net Income (Loss) Per Capital Share - The net income
(loss) per capital share is based on the weighted average number of shares outstanding during the year. Convertible debt has not been included in the computation of fully diluted earnings per share because its effect would be antidilutive.

         Capitalization of Interest - The Company capitalizes interest expense as part of the historical cost of acquiring certain assets which require an extended period of time to prepare them for their intended use (see Note 3). Subsequent to 1988, interest has been expensed due to the suspension of development activities.

         Use of Estimates - The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates. The Company makes significant assumptions concerning the realizability of its investment in property and equipment, and the ultimate liabilities associated with asserted claims (see Note 5). Due to the uncertainties inherent in the estimation process and the significance of these costs, it is at least reasonably possible that its estimates in connection with these items could be further materially revised within the next year.

         Impact of Recently Issued Accounting Standards - In March 1995, the Financial Accounting Standards Board issued a new statement titled "Accounting for Impairment of Long-Lived Assets." This new standard is effective for years beginning after December 15, 1995 and would change the Company's method of determining impairment of long-lived assets. Although the Company has not performed a detailed analysis of the impact of this new standard on the Company's financial statements, the Company currently does not believe that adoption of the new standard will have a material effect on the financial statements based on current estimates of future production of its properties. However, if future events, including changes in relevant commodity prices, would change the Company's estimates regarding the underlying recoverability of these assets, the application of FASB 121 could have a material impact to the financial statements.
                                   F-8


ii.     Continuing Operations:

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. At December 31, 1995, the Company has a significant investment in non-producing mining properties, recovery of which is dependent upon the production of ore reserves in commercial quantities or sale of these properties at an amount equal to or in excess of cost. In addition, the Company has suffered recurring losses from operations and at December 31, 1995 has a working capital deficiency of approximately $5,179,939 which includes approximately $3,894,340 due to related parties. The Company also has significant inventories, which the Company intends to utilize in the start up and operation of its mining properties. As the ultimate realization of the mining properties and related inventories depends on circumstances which cannot currently be evaluated, it is not possible to determine whether any loss will ultimately be realized from their disposition.
All real properties are collateral for convertible debentures. The Company has no property or liability insurance coverage at December 31, 1995 or as of the date of this report. The litigation concerning the environmental matters and certain mining equipment (Note 5) has made it difficult for the Company to obtain working capital through additional equity or financing. Annual fees are required to maintain possessory titles to unpatented mining claims, however, without additional working capital, the Company may be unable to pay the required fees. Working capital must be obtained to allow for future operations. The Company is currently negotiating with the EPA to reduce the $3,000,000 environmental liability and payment of past due amounts.

The Company believes a substantial portion of the convertible debentures, notes payable, accrued interest and certain other obligations may at some future time be converted into capital shares. Management is continuing to investigate alternatives to raise additional working capital which will be required to meet current and future obligations and is vigorously attempting to settle outstanding litigation matters without additional material impact to the Company's financial position.


                                   F-9
If the Company cannot successfully restructure its debt, satisfactorily resolve its current litigation, obtain working capital, satisfactorily renegotiate the $3,000,000 EPA liability and past due EPA payments and ultimately achieve profitable operations, there is substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments which might result from the outcome of these uncertainties.


iii.        Mining Properties:

At December 31, 1995, the Company owns two mining properties, the Sherman Hilltop Consolidation and the Diamond-Resurrection
Consolidation.

In February 1986, the Company gained access to old mine workings by way of the Diamond shaft located on the Company's Diamond-Resurrection Consolidation property. At that time, the Company began activities, including mineralization sampling and the design of a production facility, necessary to place this property in a revenue producing stage. During 1987, the Company reacquired all mining, milling and other properties and rights held by Hecla Mining Company (HMC) under a lease agreement.

Since May of 1987 and continuing into 1996, Leadville's activities at the Sherman Mine have been limited to care, maintenance and permit related work, due to continuing low silver prices. During 1985, the Sherman Mine was placed in temporary cessation due to suspension of mining activities. During 1995, the Temporary cessation period expired and Leadville will be required to conduct a program of study, exploration and sampling to maintain existing regulatory permits. In the event the required work is not performed, the Company may be required to reclaim the Mine site.
The Company maintains a reclamation bond, in the amount of $128,000, which related to the Sherman and Stringtown Mill sites.






                                  F-10
         Presented below is a summary of mining property costs as of December 31, 1995:

                        Diamond-          Sherman
                      Resurrection        Hilltop
                     Consolidation     Consolidation    Total
Mining claims         $  221,445       $   78,110    $  299,555
Exploration and
 development costs     4,445,428        1,784,979     6,230,407
Interest                 795,741           31,276       827,017
   Total               5,462,614        1,894,365     7,356,979
Accumulated depletion      -           (1,821,078)   (1,821,078)

                      $5,462,614       $   73,287    $5,535,901


iv.   Long-Term Debt, Notes Payable, and Convertible Debentures:

      The notes payable are summarized as follows:

                                                  December 31,
                                               1995        1994

      Notes payable, at 10%, to stockholders
       and/or officers/directors, due dates
       range from January 1996 through
       December 1996.                       $508,500    $326,500

      Notes payable, at 10%, due dates
       range from January 1, 1996 through
       December 31, 1996.                   $100,000     $95,000



Notes payable and related accrued interest (totaling $619,568) are convertible to the Company's capital stock at the option of noteholders at a conversion price of primarily $.80 to $1.00 per share during the term of notes.

During 1994 and 1993, two officers, a director and several stockholders exchanged notes payable plus interest for 8,000
                                  F-11
and 233,213 shares of stock, respectively, at $.80 to $1.38 per share (see Note 8).

Convertible debentures are summarized as follows:

                                              December 31,
                                            1995       1994

 10% convertible debentures, interest
  and principal due December 1996,
  convertible to the Company's
  capital stock at the option of the
  debenture holders at a conversion
  price of $1 per share, collateralized
  by mining properties.                 $ 531,000  $531,000



As of December 31, 1993, HMC forgave a $381,276 convertible debenture and related accrued interest of $401,671.
Accordingly, the Company recorded an extraordinary gain from the settlement of debt of $782,948 during 1993.


v.    Commitments and Contingencies:

Lease Commitment Litigation - In December 1988, the
Company sold and leased back certain equipment from an unrelated entity. Proceeds of $415,000 were recorded as a capital lease obligation. In addition, the Company leases several other pieces of mining equipment which are classified as capital leases. The Company was delinquent on certain of its lease obligation payments, and the lessor has asserted that the Company was in default. In January 1991, the lessor won a summary judgment in the amount of approximately
$642,000, which represents all unpaid past and future capital lease obligations (including interest). During 1994, in an appeal, the judgment amount of $642,000 was upheld, and additional attorneys fees and interest of approximately $46,000 were awarded the lessor. During 1995, the Company accrued an additional $54,213 of interest expense on this obligation.
During 1992, the lessor also won a summary judgment for possession of leased equipment with a net book value of $525,000 and for interest and penalty charges on the unpaid summary
                                  F-12
judgments. The lessor has also asserted that it has a lien on all the real property of the Company and that this lien should be foreclosed. The lessor has repossessed approximately
$402,000 of the leased equipment. Approximately $123,000 of equipment the lessor has not repossessed remains recorded as an asset of the Company.

Environmental Litigation - The Company has been named as one of several defendants in certain legal actions involving environmental matters. The plaintiffs in these actions, the State of Colorado and the Federal Government, have alleged that the defendants are liable under the Comprehensive
Environmental Response, Compensation and Liability Act of 1980
(CERCLA) in connection with mining and related activities in the California Gulch Superfund Site near Leadville, Colorado. The actions have been consolidated and are being prosecuted in three phases.

Phase I of the litigation relates to the clean-up of the Yak Tunnel Operable Unit. The Company maintains that it should not be liable for any portion of the clean-up costs since it has never owned or operated the Yak Tunnel and because the water that naturally drains from the Company's property into the tunnel meets appropriate water standards.

Phase II relates to surface drainage issues. Management believes that this issue will be resolved without significant liability to the Company within the structure of the settlement discussed below.

With respect to Phase III, the Stringtown Millsite issue, the Company has defended its position that all or substantially all of the damage occurred before the Company acquired its interest in the millsite property. Management believes, however, that it would be more expedient to settle its alleged liability for Phase III, along with Phases I and II rather than incur additional costly and protracted litigation expenses.

The Company has answered the complaints and has vigorously defended the consolidated action. Further, the Company and litigation counsel believe they have substantial and meritorious defenses to the claims being made. However, in an effort to expedite a conclusion and to minimize legal costs, the Company agreed to a settlement of the cases.
                                  F-13
During August 1993, a consent decree was entered by the Federal District Court in Colorado whereby the United States agreed to settle the Company's alleged liability, with the exception of natural resources damages, if any, in consideration for $3,000,000. Under the original terms of the consent decree, a total of $250,000 was to be paid by the Company over 15 years, with a contingent liability of $2,750,000 to be paid based on profitable operations or sale of properties. Minimum cash payments are to be $10,000 for years 1-5, $15,000 for years 6-10, and $25,000 for years 11-15.

During October 1995, the Company reached agreement, in principle, with the United States to reduce the consent decree obligation amount of $3,000,000 to $500,000, with minimum annual cash payments to begin in April 1996. In effect, the contingent liability of $2,750,000 was reduced to $250,000. In consideration, the Company agreed to provide to the United
States certain dirt and rock material for use by the Environmental Protection agency (EPA) in remedial action work at the Superfund site. During late 1995, the EPA began to use the dirt material and the Company's management anticipates that a final agreement modifying the consent decree will be signed in the near future. If the Company is unsuccessful in signing a new definitive agreement with the United States, the United States has the right to accelerate the $3,000,000 obligation under the August 1993 consent decree, as the Company is currently behind on $20,000 in payments. The Company has accrued a $110,000 environmental settlement liability, which was the present value of the future minimum payments payable using an effective interest rate of 10%.

During 1993, the Company initiated a suit against its insurance company, seeking defense costs of $400,000 and indemnification of the Company's exposure under the EPA agreement associated with the environmental litigation described above. The insurance company counterclaimed for its previously advanced $65,000 and defense costs. On May 31, 1994, the court ruled against the Company, and ordered the Company to repay the $65,000 advanced defense costs. During 1995, the Company and the insurance Company settled the obligation for $10,000 and as a result, the Company recorded an extraordinary gain from settlement of debt of $53,208.

                                  F-14
Certificates of Deposit - The Company is required by the Mined Lands Reclamation Board to maintain certificates of deposit for future reclamation costs. No future reclamation costs have been accrued as of December 31, 1995.


vi.  Related Party Transactions:

As discussed in Note 4, certain officers, directors and stockholders have provided significant loans to the Company. The aggregate indebtedness, including accrued interest, and other payables, amounted to approximately $3,894,340 at December 31, 1995. Total interest expense to these officers, directors and stockholders was $342,501, $319,042, and $287,832, for the years ended December 31, 1995, 1994, and 1993, respectively.

The Company leases office space on a month-to-month basis from an officer for $125 per month. This officer is a partner in an accounting firm which performs bookkeeping, accounting and other administrative services for the Company. Fees for such rent and services totaled $33,820, $63,328, and $51,945 for the years ended December 31, 1995, 1994, and 1993, respectively. As of December 31, 1995 and 1994, the Company owed the firm approximately $884 and $52,039, respectively, which is included in amounts due to officers/directors/stockholders. The officer received 8,400 shares of restricted capital stock in 1993 for accrued accounting fees at $1.00 per share (see Note 8). The officer converted $69,000 of accrued accounting and administrative fees to a convertible note payable in 1995.

See Note 8 for additional related party transactions.


vii.   Income Taxes:

The following items give rise to a long-term deferred tax asset, which has been fully reserved:

                                                 December 31,
                                             1995           1994
Inventory reserve for obsolescence   $    17,000     $      -
Adjusted basis differential
 - depletable properties                 810,000         805,000
EPA settlement liability                  41,000          41,000
Net operating loss carryforward        3,000,000       2,714,000
Deferred tax asset                     3,868,000       3,560,000

Less allowance                        (3,868,000)     (3,560,000)

  Net deferred tax asset             $      -        $      -


At December 31, 1995, the Company has available tax net operating loss carryforwards of approximately $8,030,000, which can be utilized to offset future taxable income. Utilization of these loss carryforwards may be limited due to changes in ownership of the Company, and expire from 1997 through 2010.


viii.   Stockholders' Equity:

During the year ended December 31, 1994 and 1993 certain officers/directors/stockholders of the Company agreed to convert principal amounts of notes payable, accounts payable, and accrued interest totaling $96,933 and $304,975, respectively to restricted capital stock at a price of $.80 to 2.00 per share.


ix.   Fair Value of Financial Instruments:

The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The carrying amounts of cash, certificates of deposit, accounts payable, accrued liabilities, notes payable, convertible debentures, and payables in connection with settlement of capital lease obligation and litigation approximates fair value because of the short-term maturity of those instruments or because the interest rates approximate the Company's effective borrowing rate.





                                  F-15
x.    Concentrations of Credit Risk:

Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly effected by changes in economic or other conditions.

Financial instruments that subject the Company to credit risk consist of certificates of deposit which are $33,000 in excess of Federally insured amounts.

                               SIGNATURES

       Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          LEADVILLE CORPORATION


Dated: March 18 , 1996       By Robert G. Risk

                               Dr. Robert G. Risk, President



        Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Dated: March 18 , 1996          Robert G. Risk
                               Dr. Robert G. Risk, President
                                and Director (Chief Executive
                                Officer)

Dated: March    , 1996
                              Lloyd L. Morain, Director


Dated: March 14 , 1996          James Tiffany
                              James Tiffany, Director


Dated: March 25 , 1996          Daniel F. Nibler
                               Daniel F. Nibler, Vice President,
                               Secretary/Treasurer
                              (Principal Financial and
                               Accounting Officer)