Form 10QSB
period 1996-03-31
LEADVILLE CORP
filed 1996-05-21
CIK 58204

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549
                          Form 10-QSB

Quarterly Report under Section 13 or 15(d)of the Securities
Exchange Act of 1934 For Quarterly period ended March 31, 1996

Transaction report under section 13 or 15(d) of the exchange act
For the transition period from                to
Commission file number                   0-1519

                        LEADVILLE CORPORATION
   (Exact Name or Registrant as Specified in its Charter)

       COLORADO                         84-0388216
 (State of Incorporation)   (I.R.S. Employer Identification No.)

2851 S. PARKER ROAD, SUITE 610, AURORA, COLORADO         80014
    (Address of Principal Executive Office)           (Zip Code)

                            (303) 671-9792
                    (Issuer's telephone number)

                              N/A
(Former name, address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes   X   No

            APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
               PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange
Act after the distribution of securities under a plan confirmed
by a court.     Yes         No

                  APPLICABLE ONLY TO CORPORATE ISSUERS

                                8,953,571
          State the number of Shares of the issuer's classes of common equity, as of the latest practicable date:

    Transitional Small Business Disclosure Format (Check one):
                          Yes         No   X





                             LEADVILLE CORPORATION
                          INDEX TO FINANCIAL STATEMENTS
                          AND SUPPLEMENTARY INFORMATION




PART I - FINANCIAL INFORMATION                         Page

FINANCIAL STATEMENTS

     Balance sheets                                    3 - 4
     Statements of operations                            5
     Statements of stockholders' equity                  6
     Statements of cash flows                            7
     Notes to financial statements                     8 - 12

PLAN OF OPERATION                                        13


PART II - OTHER INFORMATION

     Legal proceedings                                14 - 15
     Exhibits and reports on Form 8-K                    16















                                    -2-
PART I
ITEM 1. FINANCIAL STATEMENTS

                         LEADVILLE CORPORATION

                                Balance Sheets
                                March 31, 1996
                                 (Unaudited)

                                   March 31,       December 31,

                                     1996             1995

ASSETS

CURRENT ASSETS

Cash                          $      2,462       $     2,780
Prepaid expenses and other           5,115             7,640

Total current assets                 7,577            10,420


PROPERTY AND EQUIPMENT, at cost
(Notes 2 and 3)
Mining properties, including assets
acquired under capital leases    7,356,979         7,356,979
Buildings and equipment:

Mine, including assets acquired
under capital leases             1,219,564         1,219,564
Mill                               829,032           829,032
Other                              108,143           108,143
Land                                22,429            22,429

                                 9,536,147         9,536,147
Less accumulated depreciation and
depletion including amortization
applicable to assets acquired under
capital leases                  (2,752,317)       (2,736,074)

                                 6,783,830         6,800,073

OTHER ASSETS:
Investments - certificates of
deposit                            133,000           133,000
Inventories                        397,264           408,589

                                   530,264           541,589

                              $  7,321,671      $  7,352,082



                                          -3-




                                    March 31,       December 31,
                                     1996              1995


LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
Related parties: (Note 4)
Convertible debentures (Note 3)$    531,000     $    531,000
Notes payable, stockholders (Note 3)528,500          508,500
Accrued interest payable          2,936,352        2,848,489
Due to officers and directors        21,767            6,351
Notes payable-other                 100,000          100,000
Accounts payable                    311,613          307,324
Accrued expenses                    158,049          146,871
Capital lease obligations (Note 3)  755,378          741,824

Total current liabilities         5,342,659        5,190,359


SETTLEMENT OF LITIGATION (Note 3)   100,000          100,000


LONG-TERM DEBT:
  Related parties                      -                -
  Other                                -                -


COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY
Capital stock, par value $1 per share;
authorized 15,000,000 shares; issued and
outstanding March 31, 1996 and
December 31, 1995, 8,953,571
shares                            8,953,571        8,953,571
Additional paid-in capital        8,457,949        8,457,949
                                 17,411,520       17,411,520
Accumulated deficit             (15,532,508)     (15,349,797)

Total stockholders' equity        1,879,012        2,061,723

                               $  7,321,671     $  7,352,082


See Notes to Financial Statements.
                                       -4-

                              LEADVILLE CORPORATION

                             STATEMENTS OF OPERATIONS
                    Three Months ended March 31, 1996 and 1995
                                   (Unaudited)


                                          Three  Months
                                         ended March 31,


                                         1996            1995
Operating revenue                   $      -          $     -

Operating costs and expenses:
General and administrative             61,161            53,678
 Depreciation                          16,242               212

  Total operating expenses             77,403            53,890

Operating loss                        (77,403)          (53,890)

Financial income and expense:
 Interest income                        1,370               884
 Interest expense                    (106,678)         (102,868)

  Total financial income
   (expense)                         (105,308)         (101,984)

  Net loss                         $ (182,711)       $ (155,874)

Net loss per capital
 share                             $     (.02)       $     (.02)



 Weighted average number of
  capital shares outstanding
  (total shares)                    8,953,571         8,953,571



See Notes to Financial Statements.

                             LEADVILLE CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                         Three Months ended March 31, 1996
                                  (Unaudited)


                  March 31, 1996              December 31, 1995

                Shares       Amount          Shares      Amount

Capital Stock 8,953,571  $  8,953,571      8,953,571 $ 8,953,571

Additional
Paid-In Capital             8,457,949                  8,457,949


Accumulated deficit,
December 31, 1995         (15,349,797)               (15,349,797)

                            2,061,723                $ 2,061,723

Net Loss,
March 31, 1996               (182,711)

                         $  1,879,012

























See Notes to Financial Statements.

                             LEADVILLE CORPORATION

                            STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 1996 and 1995



                                        1996             1995

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                       $  (182,711)     $  (155,874)
   Adjustments to reconcile net loss
   to net cash provided by (used) in
   operating activities:
     Depreciation                      16,242              212

     Change in assets and liabilities:
       (Increase) decrease in:

          Prepaid expenses              2,525            2,523
          Inventories                  11,325             -
        Increase (decrease) in:
          Accounts payable              4,289            1,849
          Accrued expenses             11,178           13,534
          Officer payables             15,416           13,713
          Accrued interest             87,864           82,030
          Capital lease obligations    13,554           13,540

        Net cash provided by (used
          in) operating activities    (20,318)         (28,473)


  CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowing,
   related parties                     20,000           30,500

         Net cash provided by financing
          activities                   20,000           30,500

         Increase (decrease) in cash and
          cash equivalents               (318)           2,027

Cash and cash equivalents:
  Beginning                             2,780             -

  Ending                          $     2,462       $    2,027






See Notes to Financial Statements.

                            LEADVILLE CORPORATION

                        NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 1996



Nature of Business and Significant Accounting Policies:

Nature of Business - Leadville Corporation (the Company) is engaged in the development and mining of hard rock mineral properties in Lake and Park Counties, Colorado.

Inventories - Inventories are stated at the lower of cost
(average method) or market value. Inventories consist of operating and maintenance supplies. In 1995, the Company began amortizing the carrying value of inventory to recognize a declining useful life and obsolescence.

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

The Company provides for depreciation of buildings and equipment on the straight-line method, to apportion costs over the estimated useful lives of the assets which range principally from five to twenty years. During 1995, the Company began to recognize depreciation on fixed assets which are not in service in order to recognize the declining useful life of such assets.

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

Net Income (Loss) Per Capital Share - The net income (loss) per capital share is based on the weighted average number of shares outstanding during the period. Convertible debt has not been included in the computation of fully diluted earnings per share because its effect would be anti-dilutive.

Capitalization of Interest - The Company capitalizes interest expense as part of the historical cost of acquiring certain assets which require an extended period of time to prepare them for their intended use (see Note 3). Subsequent to 1988, interest has been expensed due to the suspension of development activities.

Use of Estimates - The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. The Company makes significant assumptions concerning the realizability of its investment in property and equipment, and the ultimate liabilities associated with asserted claims (see Note 5). Management believes that the interim financial statements include all adjustments necessary in order to make the financial statements not misleading.


                                     - 8 -
Continuing operations:

At March 31, 1996, the Company has a significant investment in non-producing mining properties, recovery of which is dependent upon the production of ore reserves in commercial quantities or sale of these properties at an amount equal to or in excess of cost. In addition, the Company has suffered recurring losses from operations and at March 31, 1996, has a working capital deficiency of approximately $5,335,000 which includes approximately $4,017,600 due to related parties. The Company also has significant inventories, which the Company intends to utilize in the start up and
operation of its mining properties.   All real properties are
collateral for convertible debentures. The Company has no property or liability insurance coverage at March 31, 1996 or as of the date of this report. The litigation concerning the environmental matters and certain mining equipment (Note 3) has made it difficult for the Company to obtain work-

ing capital through additional equity or financing. Working capital must be obtained to allow for future operations.


The Company has negotiated a decrease in the amount of its EPA settlement obligation from $3,000,000 to $500,000.
The final form of the agreement is anticipated to be signed in the near future. In consideration, Leadville has agreed to allow EPA to use certain dirt and rock materials from Leadville's property. The Company is continuing its efforts to lessen the EPA burden on its properties.

The Company believes a substantial portion of the convertible debentures, notes payable, accrued interest and certain other obligations may at some future time be converted into capital shares. Management is continuing to investigate alternatives to raise additional working capital which will be required to meet current and future obligations.

If the Company cannot successfully restructure its debt, satisfactorily resolve its current litigation and obtain working capital there is substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments which might result from the outcome of these uncertainties.

2.  Mining Properties:

At March 31, 1996, the Company owns two mining properties, the Sherman Hilltop Consolidation and the Diamond-Resurrection
Consolidation.

Activity at the Diamond-Resurrection property, primarily a gold property, has been suspended since 1989, due to insufficient cash resources to finance further exploration and development work.

Since May of 1987 and continuing into 1996, Leadville's activities at the Sherman Mine, primarily a silver property, have been limited to care, maintenance and permit related work, due to continuing low silver prices. During 1985, the Sherman Mine was placed in temporary cessation due to suspension of mining activities. During 1995, the temporary cessation period expired and Leadville will be required to conduct a program of study, exploration and sampling to maintain existing regulatory permits. In the event the required work is not performed, the Company may be required to reclaim the Sherman Mine site. The Company maintains a reclamation bond, in the amount of $128,000, which relates to the Sherman and Stringtown Mill sites.












                                   - 9 -
3.  Notes Payable and Convertible Debentures:

The notes payable are summarized as follows:


                                 March 31,      December 31,
                                   1996             1995

Notes payable, at 10%, to
stockholders and/or officers/
directors, due dates range from
June 1996 through December 1996.
                            $    528,500       $    508,500

Notes payable-other, at 10% due dates ranging from
April 1996 to December 1996.
                             $    100,000       $    100,000


The above notes payable are convertible to the Company's capital stock at the option of note holders at conversion prices of $.80 to $1.00 per share during the term of the notes.


The convertible debentures are summarized as follows:


                                    March 31,      December 31,
                                      1996             1995

10% convertible debentures,
interest and principal due December 1996,
convertible to the Company's Capital
Stock at the option of the debenture
holders at a conversion price of $1
per share, collateralized by mining
properties.                      $   531,000       $   531,000



Of the $531,000, $431,000 is due to stockholders. During 1995, the Company secured extended due dates for the debentures to December 1996.



3.  Commitments and Contingencies:

Lease Commitment Litigation - In December 1988, the Company sold and leased back certain equipment from an unrelated entity. Proceeds of $415,000 were recorded as a capital lease obligation. In addition, the Company leases several other pieces of mining equipment which are classified as capital leases. The Company was delinquent on certain of its lease obligation payments, and the lessor has asserted that the Company was in default. In January 1991, the lessor won a summary judgment in the amount of approximately $642,000, which represents all unpaid past and future




                                    - 10 -
capital lease obligations (including interest). During 1994, in an appeal, the judgment amount of $642,000 was upheld, and additional attorneys fees and interest of approximately $46,000 were awarded the lessor. During the first three months of 1996, the Company accrued an additional $13,554 of interest expense on this obligation. During 1992, the lessor also won a summary judgment for possession of leased equipment with a net book value of $525,000 and for interest and penalty charges on the unpaid summary judgments. The lessor has also asserted that it has a lien on all the real property of the Company and that this lien should be foreclosed. The lessor has repossessed approximately $402,000 of the leased equipment. Approximately $123,000 of equipment the lessor has not repossessed remains recorded as an asset of the Company.

Environmental Litigation - The Company has been named as one of several defendants in certain legal actions involving environmental matters. The plaintiffs in these actions, the State of Colorado and the Federal Government, have alleged that the defendants are liable under the Comprehensive Environmental Response, Compensation and Liability Act of
1980 (CERCLA) in connection with mining and property ownership positions in the California Gulch Superfund Site near Leadville, Colorado.

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

During October 1995, the Company reached agreement, in principle, with the United States to reduce the consent decree obligation amount of $3,000,000 to $500,000, with minimum annual cash payments to begin in April 1996. In effect, the contingent liability of $2,750,000 was reduced to $250,000. In consideration, the Company agreed to provide to the
United States certain dirt and rock material for use by the Environmental Protection agency (EPA) in remedial action work at the Superfund site. During late 1995, the EPA began to use the dirt material and the Company's management anticipates that a final agreement modifying the consent decree
will be signed in the near future.   The Company has
accrued a $110,000 environmental settlement liability, which was the present value of the $250,000 future minimum payments.

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


Contract Mining Litigation - During March 1990, a subcontractor of the Company filed an action in Lake County District Court for non-payment of approximately $35,000 for mining services, plus associated costs. Leadville has filed a counter-claim against the plaintiff for approximately $185,000 relating to the same contract. No action has occurred in the case since 1993 and the Court has ordered a status report on the issues by August 1996.

Certificates of Deposit - The Company is required by the Mined
Lands Reclamation Board to maintain certificates of deposit for future reclamation costs. No future reclamation costs have been accrued as of March 31, 1996.



                                    - 11 -
4.  Related Party Transactions:

Certain officers, directors and stockholders have provided significant loans and advanced expenses to the Company in recent years. The aggregate indebtedness, including accrued interest and other payables, amounted to approximately $4,017,600 at March 31, 1996. Substantially all of that indebtedness is convertible in the Company's Capital Stock at a price of $1.00 per share.

The Company leases office space on a month-to-month basis from an officer for $125 per month. This officer is a partner in an accounting firm which performs bookkeeping, accounting and other administrative services for the Company. As of March 31, 1996, the Company owed the firm approximately $13,050 for accrued fees and expenses.


5.   Income Taxes:

At December 31, 1995, the Company has available tax net operating loss carryforwards of approximately $8,030,000, which can be utilized to offset future taxable income. Utilization of these loss carryforwards may be limited due to changes in ownership of the Company, and expire from 1997 through 2010.





                                    - 12 -


ITEM 2.   PLAN OF OPERATION


The Company earned no operating revenues during 1995 and 1994 and incurred net losses in those years of $670,277 and $684,221, respectively. Management does not anticipate that any operating revenues will be generated during the year 1996. The Company's most viable prospect for generating income from operations is by achieving production at the Diamond-Resurrection property. The property should be primarily a gold producer. In order to achieve production from the Diamond property, the Company must secure significant financing for further mine development and re-establish milling capabilities. To date, the prospects for raising required capital have been complicated by the location of the Diamond-Resurrection property within the California Gulch Superfund site. Management of the Company is continuing its efforts to lift the burden of Superfund from its properties, including financial obligation reductions and lifting the Superfund designation from its properties.

Since exhausting its cash reserves in 1989, the Company has met substantially all of its cash requirements from the issuance of unsecured promissory notes to officers, directors and shareholders of the Company. Management anticipates that such sources of funding will be available during the remainder of 1996 to meet minimum cash requirements, although no assurance can be given that this will be the case. In order to meet debt obligations and satisfy operating expenses during the course of the next twelve months, significant cash must be raised from sources outside the Company.

The Company continues to incur significant interest charges associated with the outstanding notes and debentures payable. In addition, the Company is continuing to raise operating cash through the issuance of notes payable. Management believes that a substantial amount of the note, debenture and associated accrued interest obligations will be converted to Capital Stock by the holders. The holders of these instruments have the right to convert principal and accrued interest to Capital Stock at a prices of $.80 to $1.00 per share. Substantially all holders of the notes and debentures payable are stockholders of the Company.

Leadville intends to use the proceeds from significant financing to settle existing obligations and to finance an exploration program on the Diamond properties. The objective of the exploration program is to identify reserves in addition to the 700,000 tons already identified at the Diamond-Resurrection. In anticipation of settling the environmental litigation, Leadville conducted two studies of the Diamond property during late 1992 and early 1993. One study included verification of known mineralization and an evaluation of mine development. The second study included surface geo-physics intended to indicate potential exploration targets. Conclusions of the studies are encouraging and provide additional evidence that the Diamond-Resurrection property may hold significant deposits of gold, silver and base metals.

Full production at the Diamond Mine will require a significant capital expenditure to acquire surface plant and underground equipment. Realizing operating revenues from the Diamond Mine production will require that the
Company re-establish milling capabilities at the Stringtown Mill site, construct a new milling facility or make other milling arrangements. No significant capital expenditures are anticipated to be made until such time as the Company secures significant financing or participation on the Diamond
properties.   Management does not anticipate that there
will be an significant change in the number of Company employees, until such time as significant financing can be obtained for the Diamond properties.

In recent months, management has been involved in discussion with several mining companies who have expressed preliminary interest in the Diamond-Resurrection and Sherman-Hilltop properties. To date, no agreements have been reached. It is management's assessment that financing will be difficult to obtain until the California Gulch Superfund site cleanup issues are more clearly defined. Leadville will continue to press EPA to lift the Superfund designation from its properties and to lessen the burdens on mining operations in the Leadville, Colorado area.

Subsequent to March 31, 1996, the Company reached preliminary agreement with certain of its debt holders to convert their obligations to Capital Stock.


                                    - 13 -

PART II


Item 1.   LEGAL PROCEEDINGS


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

From 1983 through 1988, Leadville negotiated with the United States to have its involvement in the consolidated case dismissed or settled on a de minimis basis. That effort was ultimately unsuccessful. During the years 1989 and continuing into 1993, Leadville attempted to negotiate a settlement of its alleged liability to the United States. Management believed that financing might be obtained by Leadville if the claims asserted by the United States were settled and the financial exposure limited.

During August, 1993, a consent decree was entered by the Federal District Court in Colorado whereby the United States agreed to settle Leadville's alleged liability, with the exception of natural resources damages, if any, in consideration for $3,000,000. Under the original terms of the consent decree, a total of $250,000 was to be paid by Leadville over 15 years, with a contingent liability of $2,750,000 to be paid based on profitable operations or sale of properties. Minimum cash payments are to be $10,000 for years 1-5, $15,000 for years 6-10 and $25,000 for years 11-15.

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

In October 1994, Leadville and Mining Equipment, Inc. reached an agreement to settle the case for $678,000. The plaintiff has obtained possession of substantially all mining and milling equipment subject to the lease agreements, with the exception of the Diamond Mine hoist and certain other equipment. The plaintiff's right to possession of the hoist is subordinate to Leadville's debenture holders' first mortgage position. Plaintiff intends to obtain possession of the other equipment in 1996.

As of March 31, 1996, Leadville is obligated to Mining Equipment, Inc. in the amount of $755,378, including accrued interest. The plaintiff asserts that it has the right to foreclose on Leadville's properties to satisfy the obligation. Leadville contests such assertions and, to date, the plaintiff has not initiated any foreclosure action.



                                    - 14 -
COWIN & COMPANY, INC.

In 1990, Cowin & Company, Inc. Mining Engineers and Contractors filed suit against Leadville in Lake County, Colorado District Court asserting that Leadville was obligated to Cowin & Company, Inc. for approximately $45,000 for contract mining fees. Cowin & Company, Inc. is requesting damages, equipment possession and general relief relating to a contract mining agreement entered into March 3, 1987.

Leadville counter-claimed for damages resulting from improper construction of the Diamond Mine shaft and damages resulting from Cowin & Company activities at the site. No action has been taken in the case since October 1993 and the Court has ordered a Status Report be filed on the matter by August 30, 1996.


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



                                   - 15 -

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

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

 (4)  Filed with Form 10-K for year ended December 31, 1987.

(28)  Consent Decree, State of Colorado vs. Asarco, Inc., et al,
Defendants and Third Party Plaintiffs vs. Leadville Corporation, et al, Third Party Defendants: United States of America vs.
Apache Energy and Minerals Company, et al.


(b)  Reports on Form 8-K filed during the Registrant's first
quarter of 1996.   NONE
                            - 16 -
                             SIGNATURES


Pursuant to the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


LEADVILLE CORPORATION
(Registrant)



Daniel F. Nibler

Daniel F. Nibler, Vice President,
Secretary-Treasurer, (Principal
Financial and Accounting Officer)



Dated:  May 17, 1996