Form 10QSB
period 1996-06-30
LEADVILLE CORP
filed 1996-08-20
CIK 58204

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549
                          Form 10-QSB

Quarterly Report under Section 13 or 15(d)of the Securities
Exchange Act of 1934 For Quarterly period ended June 30, 1996

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

                  APPLICABLE ONLY TO CORPORATE ISSUERS

                                  9,254,999
             State the number of Shares of the issuer's classes of common equity, as of the latest practicable date:

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















                                    -2-
PART I
ITEM 1. FINANCIAL STATEMENTS

                         LEADVILLE CORPORATION

                                Balance Sheets
                                June 30, 1996
                                 (Unaudited)

                                      June 30,       December 31,
                                      1996                1995

    ASSETS

    CURRENT ASSETS

    Cash                          $     12,748       $     2,780
    Prepaid expenses and other           2,590             7,640


    Total current assets                15,338            10,420


    PROPERTY AND EQUIPMENT, at cost
    (Notes 2 and 3)
    Mining properties, including assets
    acquired under capital leases    7,356,979         7,356,979
    Buildings and equipment:

    Mine, including assets acquired
    under capital leases              1,219,564         1,219,564
    Mill                               829,032           829,032
    Other                              108,143           108,143
    Land                                22,429            22,429

                                     9,536,147         9,536,147
    Less accumulated depreciation and
    depletion including amortization
    applicable to assets acquired under
    capital leases                  (2,752,567)       (2,736,074)

                                     6,783,580         6,800,073

    OTHER ASSETS:
    Investments - certificates of
    deposit                            133,000           133,000
    Inventories                        397,264           408,589

                                       530,264           541,589

                                  $  7,329,182      $  7,352,082



                                          -3-




                                     June 30,        December 31,
                                      1996              1995


LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
Related parties: (Note 4)
Convertible debentures (Note 3)   $    440,000     $    531,000
Notes payable, stockholders (Note 3)   363,000          508,500
Accrued interest payable             3,016,841        2,848,489
Due to officers and directors           23,346            6,351
Notes payable-other                    100,000          100,000
Accounts payable                       308,419          307,324
Accrued expenses                       168,185          146,871
Capital lease obligations (Note 3)     768,932          741,824

Total current liabilities            5,188,723        5,190,359


SETTLEMENT OF LITIGATION (Note 3)      100,000          100,000



LONG-TERM DEBT:
Related parties                            -                -
Other                                      -                -

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY
Capital stock, par value $1 per share;
authorized 15,000,000 shares; issued and
outstanding June 30, 1996, 9,254,999 and
December 31, 1995, 8,953,571
shares                               9,254,999        8,953,571
Additional paid-in capital           8,457,949        8,457,949
                                    17,712,948       17,411,520
Accumulated deficit                (15,672,489)     (15,349,797)

Total stockholders' equity           2,040,459        2,061,723

                                  $  7,329,182     $  7,352,082


See Notes to Financial Statements.
                                       -4-



             Part I
                              LEADVILLE CORPORATION

                             STATEMENTS OF OPERATIONS
                     Six months ended June 30, 1996 and 1995
                                   (Unaudited)

                           Three Months          Six Months
                         ended June 30,       ended June 30,
                         1996      1995       1996      1995

Operating revenue     $    -     $    -     $    -     $    -


Operating costs and expenses:
General and
administrative         24,254     29,358     85,415     83,036
Depreciation              250        212     16,492        424

Total operating
expenses               24,504     29,570    101,907     83,460

Operating loss        (24,504)   (29,570)  (101,907)   (83,460)

Financial income and expense:
Interest income         1,455      1,066      2,825      1,950
Other income            1,200      1,200      1,200      1,200
Interest expense     (118,132)  (102,525)  (224,810)  (205,393)

Total financial income
(expense)            (115,477)  (100,259)  (220,785)  (202,243)


Net loss            $(139,981) $(129,829) $(322,692) $(285,703)

Net loss per capital
share               $    (.02) $    (.02) $    (.04) $    (.04)



Weighted average number of
capital shares outstanding
(total shares)      9,054,047  8,953,571  8,970,317  8,892,621






See Notes to Financial Statements.

                            LEADVILLE CORPORATION

                      STATEMENTS OF STOCKHOLDERS' EQUITY
                         Six Months ended June 30, 1996
                                 (Unaudited)


                    June 30, 1996             December 31, 1995
                 Shares       Amount         Shares      Amount

Capital Stock  9,254,999  $  9,254,999     8,953,571 $ 8,953,571

Additional
Paid-In Capital              8,457,949                 8,457,949

Accumulated deficit,
December 31, 1995         (15,349,797)               (15,349,797)

                            2,363,151                $ 2,061,723

Net Loss,
June 30, 1996                (322,692)

                         $  2,040,459


















See Notes to Financial Statements.

                            LEADVILLE CORPORATION

                           STATEMENTS OF CASH FLOWS
                   Six Months Ended June 30, 1996 and 1995

                                           1996             1995
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                            $  (322,692)     $  (285,703)
Adjustments to reconcile net loss
to net cash provided by (used) in
operating activities:
Depreciation                             16,492              424

Change in assets and liabilities:
(Increase) decrease in:

Prepaid expenses                          5,050            5,046
Inventories                              11,325             -
Increase (decrease) in:
Accounts payable                          1,095            2,095
Accrued expenses                         23,280           23,774
Officer payables                         16,995           14,350
Accrued interest                        188,315          168,931
Capital lease obligations                27,108           27,080

Net cash provided by (used
in) operating activities                (33,032)         (44,003)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowing, related parties 35,000           47,500
Proceeds from sale of stock               8,000             -

Net cash provided by financing
activities                               43,000           47,500

Increase (decrease) in cash and
cash equivalents                          9,968            3,497

Cash and cash equivalents:
Beginning                                 2,780             -

Ending                               $    12,748       $    3,497


Supplemental disclosures of non-cash
investing and financing activities:
Capital stock issued for forgiveness
of notes payable, convertible
debentures and other liabilities to
stockholders and/or officers        $   293,428       $     -

See Notes to Financial Statements.

                           LEADVILLE CORPORATION

                       NOTES TO FINANCIAL STATEMENTS
                               JUNE 30,  1996



Nature of Business and Significant Accounting Policies:

Nature of Business - Leadville Corporation (the Company) is engaged in the development and mining of hard rock mineral properties in Lake and Park Counties, Colorado.

Inventories - Inventories are stated at the lower of cost
(average method) or market value. Inventories consist of operating and maintenance supplies. In 1995, the Company began amortizing, as necessary, the carrying value of inventory to recognize declining useful life and obsolescence for those items which are not anticipated to be used in the foreseeable future.

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

The Company provides for depreciation of buildings and equipment on the straight-line method, to apportion costs over the estimated useful lives of the assets which range principally from five to twenty years. During 1995, the Company began to recognize depreciation on fixed assets which are not in service and which are not anticipated to be placed in service in the foreseeable future, in order to recognize the declining useful life of such assets.

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


                                    - 8 -
Continuing operations:

On August 15, 1996, the Company signed a Letter of Intent to form a joint-venture with Canuc Resources Corporation
("Canuc") of Toronto, Ontario, for developing and operating Leadville's Diamond-Resurrection property. Under terms of the proposed joint venture arrangement, Canuc has the right to earn up to a 51% interest in the property in consideration for advancing the property's development and settling certain of the Company's obligations. Canuc has purchased 500,000 shares of Leadville stock providing the Company with needed working capital. Canuc has also agreed to purchase up to $1,000,000 of Leadville stock at Leadville's request or Canuc's option, if the joint-venture agreement is executed.

Leadville and Canuc have agreed to negotiate and, if agreeable to both parties, sign a formal joint-venture agreement within sixty days of signing the Letter of Intent. Upon execution of the joint venture agreement, Canuc is responsible for carrying the costs of the Diamond-Resurrection property.


At June 30, 1996, the Company has a significant investment in non-producing mining properties, including the Diamond-Resurrection property, recovery of which is dependent upon the production of ore reserves in commercial quantities or sale of these properties at an amount equal to or in excess of cost. The Company has suffered recurring losses from operations and at June 30, 1996, has a working capital deficiency of approximately $5,173,000 which includes approximately $3,843,000 due to related parties. The Company also has significant inventories, which management believes will be used by the proposed joint-venture activities on the Diamond-Resurrection and maintenance operations on the Company's other properties. All real properties are collateral for convertible debentures. The Company has no property or liability insurance coverage at June 30, 1996, or as of the date of this report.

The Company has negotiated a decrease in the amount of its EPA settlement obligation from $3,000,000 to $500,000.
The final form of the agreement is anticipated to be signed in the near future. In consideration, Leadville has agreed to allow EPA to use certain dirt and rock materials from Leadville's property. The Company is continuing its efforts to lessen the EPA burden on its properties.

The Company believes a substantial portion of the convertible debentures, notes payable, accrued interest and certain other obligations may at some future time be converted into capital shares. If such obligations are not converted to stock, the Company will be required to raise significant amounts of outside capital to liquidate the obligations. If the Company does not execute a joint-venture agreement with Canuc, significant financing from other sources will be required in order for the Company to successfully restructure it debt, satisfactorily resolve its current litigation and obtain working capital to continue as a going concern. The financial statements do not include any adjustments which might result from the outcome of these uncertainties.

Mining Properties:

At June 30, 1996, the Company owns two mining properties, the Sherman-Hilltop Consolidation and the Diamond-
Resurrection Consolidation.

Activity at the Diamond-Resurrection property, primarily a gold property, has been suspended since 1989, due to insufficient cash resources to finance further exploration and development work. The Company expects that execution of a joint-venture agreement with Canuc will result in the re-starting of mining related activity on the property in late 1996.

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
3.  Notes Payable and Convertible Debentures:

The notes payable are summarized as follows:


                                    June 30,        December 31,

                                       1996                 1995


Notes payable, at 10%, to
stockholders and/or officers/
directors, due dates range from
June 1996 through
December 1996.                   $    363,000       $    508,500

Notes payable-other, at 10% due
dates ranging from June 1996 to
December 1996.                   $    100,000       $    100,000


The above notes payable are convertible to the Company's capital stock at the option of note holders at conversion prices of $.80 to $1.00 per share during the term of the notes.


The convertible debentures are summarized as follows:


                                   June 30,          December 31,
                                   1996                   1995

10% convertible debentures,
interest and principal due December 1996,
convertible to the Company's Capital
Stock at the option of the debenture
holders at a conversion price of $1
per share, collateralized by mining
properties.                    $   440,000         $   531,000



Of the $440,000, $340,000 is due to stockholders. During 1995, the Company secured extended due dates for the debentures to December 1996.



3.  Commitments and Contingencies:

Lease Commitment Litigation - In December 1988, the Company sold and leased back certain equipment from an unrelated entity. Proceeds of $415,000 were recorded as a capital lease obligation. In addition, the Company leases several other pieces of mining equipment which are classified as capital leases. The Company was delinquent on certain of its lease obligation payments, and the lessor has asserted that the Company was in default. In January 1991, the lessor won a summary judgment in the amount of approximately $642,000, which represents all unpaid past and future




                                   - 10 -
capital lease obligations (including interest). During 1994, in an appeal, the judgment amount of $642,000 was upheld, and additional attorneys fees and interest of approximately $46,000 were awarded the lessor. During the first six months of 1996, the Company accrued an additional $27,000 of interest expense on this obligation. During 1992, the lessor also won a summary judgment for possession of leased equipment with a net book value of $525,000 and for interest and penalty charges on the unpaid summary judgments. The lessor has also asserted that it has a lien on all the real property of the Company and that this lien should be foreclosed. The lessor has repossessed approximately $402,000 of the leased equipment. Approximately $123,000 of equipment the lessor has not repossessed remains recorded as an asset of the Company.

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

During October 1995, the Company reached agreement, in principle, with the United States to reduce the consent decree obligation amount of $3,000,000 to $500,000, with minimum annual cash payments to begin after the revised consent
decree terms are approved by the Court.   In effect, the
contingent liability of $2,750,000 was reduced to $250,000. In consideration, the Company agreed to provide to the United States certain dirt and rock material for use by the
Environmental Protection agency (EPA) in remedial action work at the Superfund site. During late 1995, the EPA began to use the dirt material and the Company's management anticipates that a final agreement modifying the consent
decree will be signed in the near future.   The Company has
accrued a $110,000 environmental settlement liability, which was the present value of the $250,000 future minimum payments.

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

Certificates of Deposit - The Company is required by the Mined
Lands Reclamation Board to maintain certificates of deposit for future reclamation costs. No future reclamation costs have been accrued as of June 30, 1996.



                                   - 11 -
4.  Related Party Transactions:

Certain officers, directors and stockholders have provided significant loans and advanced expenses to the Company in recent years. The aggregate indebtedness, including accrued interest and other payables, amounted to approximately $3,843,000 at June 30, 1996. Substantially all of that indebtedness is convertible in the Company's Capital Stock at a price of $1.00 per share.

The Company leases office space on a month-to-month basis from an officer for $125 per month. This officer is a principal in an accounting firm which performs bookkeeping, accounting and other administrative services for the Company. As of June 30, 1996, the Company owed the firm approximately $16,000 for accrued fees and expenses.


5.   Income Taxes:

At December 31, 1995, the Company has available tax net operating loss carryforwards of approximately $8,030,000, which can be utilized to offset future taxable income.
Utilization of these loss carryforwards may be limited due to changes in ownership of the Company, and expire from 1997 through 2010.





































                                   - 12 -
ITEM 2.   PLAN OF OPERATION

On August 15, 1996, Leadville and Canuc Resources Corporation ("Canuc") signed a Letter of Intent to form a joint-venture for developing and operating the Diamond-Resurrection property. Under terms of the Letter of Intent, Canuc has the right to earn up to a 51% interest in the property in consideration for advancing the development of the property and satisfying certain of Leadville's obligations. Canuc has purchased 500,000 shares of Leadville restricted stock at $1.00 per share. Proceeds from the sale will provide working capital for the Company. Additionally, Canuc has agreed to purchase at Leadville's request or Canuc's option up to $1,000,000 of Leadville stock after a formal joint-venture agreement is executed.

The Company earned no operating revenues during 1995 and 1994 and incurred net losses in those years of $670,277 and $684,221, respectively. Management does not anticipate that any operating revenues will be generated during the year 1996. The Company's most viable prospect for generating income from operations is by achieving production at the Diamond-Resurrection property through the proposed joint-venture with Canuc. The property should be primarily a gold producer. In order to achieve production from the Diamond property additional mine development must occur and milling capabilities re-established. Raising required capital for the Diamond has been complicated by the location of the Diamond-Resurrection property within the California Gulch Superfund site. Management is continuing its efforts to lift the burden of Superfund from its properties, including financial obligation reductions and lifting the Superfund designation from its properties.

Since exhausting its cash reserves in 1989, the Company has met substantially all of its cash requirements from the issuance of unsecured promissory notes to officers, directors and shareholders of the Company. Management anticipates that sources of funding to meet cash requirements during the course of the next twelve months will be available from existing commitments from Canuc in forming the joint-venture and from issuance of stock.

The Company continues to incur significant interest charges associated with the outstanding notes and debentures payable. Management believes that a substantial amount of the note, debenture and associated accrued interest obligations will be converted to Capital Stock by the holders. The holders of these instruments have the right to convert principal and accrued interest to Capital Stock at a prices of $.80 to $1.00 per share. Substantially all holders of the notes and debentures payable are stockholders of the Company. If any holders do not convert their obligations to stock, Leadville will be required to raise financing from outside sources to settle the obligation.

The proposed joint-venture intends to initiate an exploration program on the Diamond properties. The objective of the exploration program is to identify reserves in addition to the 700,000 tons already identified at the Diamond-
Resurrection. In anticipation of settling the environmental litigation, Leadville conducted two studies of the Diamond property during late 1992 and early 1993. One study included verification of known mineralization and an evaluation of mine development. The second study included surface geo-physics intended to indicate potential exploration targets. Conclusions of the studies are encouraging and provide additional evidence that the Diamond property may hold significant deposits of gold, silver and base metals.

Full production at the Diamond Mine will require a significant capital expenditure to acquire surface plant and underground equipment. Realizing operating revenues from the Diamond Mine production will require that the proposed joint-venture re-establish milling capabilities at the Stringtown Mill site, construct a new milling facility or make other milling arrangements. Management does not anticipate that there will be an significant change in the number of Company employees, until such time as the joint-venture agreement is executed and activity begins at the Diamond Mine.

During the second quarter of 1996, certain holders of the Company's notes payable, debentures payable and other expenses elected to convert their debt instruments to stock.
Approximately 293,423 shares were issued in these transactions. Additionally, the Company issued 8,000 shares of restricted stock at a price of $1.00 per share during the second quarter. Subsequent to June 30, 1996, the Company reached agreement with certain other debt holders to convert their obligations to Capital Stock.



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

During October 1995, Leadville reached agreement, in principle, with the United States to reduce the consent decree obligation amount of $3,000,000 to $500,000, with minimum annual cash payments to begin after the revised terms are
approved the Court.   In effect, the contingent liability of
$2,750,000 was reduced to $250,000. In consideration, Leadville agreed to provide to the United States certain dirt and rock material for use by the Environmental Protection
Agency (EPA) in remedial action work at the Superfund site. During late 1995, the EPA began to use the dirt material and Leadville management anticipates a final agreement modifying the consent decree will be signed in the near future.


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

In October 1994, Leadville and Mining Equipment, Inc. reached an agreement to settle the case for $678,000. The plaintiff has obtained possession of substantially all mining and milling equipment subject to the lease agreements, with the exception of the Diamond Mine hoist and certain other equipment. The plaintiff's right to possession of the hoist is subordinate to Leadville's debenture holders' first mortgage position. Plaintiff intends to obtain possession of the other equipment in 1996. Under terms of the Letter of Intent signed by Leadville and Canuc on August 15, 1996,
Canuc has agreed to satisfy the obligation as part of the consideration for earning an interest in the Diamond-Resurrection property.

As of June 30,  1996, Leadville is obligated to Mining Equipment,
Inc. in the amount of $769,000, including accrued interest. The plaintiff asserts that it has the right to foreclose on Leadville's properties to satisfy the obligation.
Leadville contests such assertions and, to date, the plaintiff has not initiated any foreclosure action.

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



Dated:  August 19, 1996



































                             - 17 -