Form 10QSB
period 1996-09-30
LEADVILLE CORP
filed 1996-11-15
CIK 58204

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549
                          Form 10-QSB

Quarterly Report under Section 13 or 15(d)of the Securities
Exchange Act of 1934 For Quarterly period ended September 30,
1996

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


                  APPLICABLE ONLY TO CORPORATE ISSUERS

                                  9,805,352
State the number of Shares of the issuer's classes of common equity, as of the latest practicable date:

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





                                    -2-

PART I
ITEM 1. FINANCIAL STATEMENTS

                         LEADVILLE CORPORATION

                                Balance Sheets
                              September 30, 1996
                                 (Unaudited)

                                 September 30,      December 31,
                                     1996                1995

    ASSETS

    CURRENT ASSETS

       Cash                      $    265,164       $     2,780
       Prepaid expenses and other      10,165             7,640


          Total current assets        275,329            10,420


    PROPERTY AND EQUIPMENT, at cost
     (Notes 2 and 3)
       Mining properties, including
        assets acquired under
        capital leases              7,356,979         7,356,979
        Buildings and equipment:

         Mine, including assets
          acquired under capital
          leases                    1,219,564         1,219,564
         Mill                         829,032           829,032
         Other                        108,143           108,143
         Land                          22,429            22,429

                                    9,536,147         9,536,147
         Less accumulated depreciation and
          depletion including amortization
          applicable to assets acquired under
          capital leases           (2,753,317)       (2,736,074)

                                    6,782,830         6,800,073

     OTHER ASSETS:
      Investments - certificates
       of deposit                     133,000           133,000
      Inventories                     397,264           408,589

                                      530,264           541,589

                                 $  7,588,423      $  7,352,082



                                          -3-




                               September 30,     December 31,
                                   1996              1995


LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
  Related parties: (Note 4)
    Convertible debentures
     (Note 3)                    $    440,000     $    531,000
    Notes payable, stockholders
     (Note 3)                         328,000          508,500
    Accrued interest payable        3,017,469        2,848,489
    Due to officers and directors      11,525            6,351
  Notes payable-other                 100,000          100,000
  Accounts payable                    295,936          307,324
  Accrued expenses                    107,094          146,871
  Capital lease obligations (Note 3)  782,486          741,824

        Total current liabilities   5,082,510        5,190,359


SETTLEMENT OF LITIGATION (Note 3)     100,000          100,000


LONG-TERM DEBT:
  Related parties                        -                -
  Other                                  -                -


COMMITMENTS AND CONTINGENCIES (Note 3)



STOCKHOLDERS' EQUITY
   Capital stock, par value $1 per share;
    authorized 15,000,000 shares; issued and
    outstanding September 30, 1996, 9,805,352 and
    December 31, 1995, 8,953,571
    shares                          9,805,352        8,953,571
   Additional paid-in capital       8,450,682        8,457,949
                                   18,256,034       17,411,520
  Accumulated deficit             (15,850,121)     (15,349,797)

      Total stockholders' equity    2,405,913        2,061,723

                                 $  7,588,423     $  7,352,082


See Notes to Financial Statements.
                                       -4-



             Part I
                           LEADVILLE CORPORATION

                          STATEMENTS OF OPERATIONS
                Nine months ended September 30, 1996 and 1995
                                   (Unaudited)

                          Three Months          Nine Months
                      ended September 30,   ended September 30,

                            1996      1995       1996      1995

Operating revenue     $    -     $    -     $    -     $    -


Operating costs and expenses:
General and
 administrative          84,089     39,182    169,504    122,218
Depreciation                751        212     17,243        636

Total operating
 expenses                84,840     39,394    186,747    122,854

Operating loss          (84,840)   (39,394)  (186,747)  (122,854)

Financial income and expense:
Interest income           1,597        453      4,422      2,403
Other income                315     56,261      1,515     57,461
Interest expense        (94,704)  (103,407)  (319,514)  (308,800)


Total financial income
 (expense)              (92,792)   (46,693)  (313,577)  (248,936)


Net loss              $(177,632) $ (86,087) $(500,324) $(371,790)

Net loss per capital
 share                $    (.02) $    (.01) $    (.05) $    (.04)



Weighted average number of
 capital shares outstanding
 (total shares)       9,555,352  8,953,571  9,115,499  8,953,571







See Notes to Financial Statements.

                            LEADVILLE CORPORATION

                      STATEMENTS OF STOCKHOLDERS' EQUITY
                         Nine Months ended September 30, 1996
                                 (Unaudited)


                September 30, 1996           December 31, 1995

                Shares       Amount          Shares      Amount

Capital Stock 9,805,352  $  9,805,352      8,953,571 $ 8,953,571

Additional Paid-In
 Capital                    8,450,682                  8,457,949


Accumulated deficit,
 December 31, 1995        (15,349,797)               (15,349,797)

                            2,906,237                $ 2,061,723

Net Loss,
 September 30, 1996          (500,324)

                         $  2,405,913

























See Notes to Financial Statements.

                            LEADVILLE CORPORATION
                           STATEMENTS OF CASH FLOWS
                Nine Months Ended September 30, 1996 and 1995

                                          1996             1995
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                        $  (500,324)     $  (371,790)
   Adjustments to reconcile net loss
   to net cash provided by (used) in
   operating activities:
    Depreciation                        17,243              636

     Change in assets and liabilities:
       (Increase) decrease in:

          Prepaid expenses              (2,525)          (2,531)
          Inventories                   11,325             -
        Increase (decrease) in:
          Accounts payable             (11,388)           6,064
          Accrued expenses             (39,777)         (90,378)
          Officer payables               5,174           22,038
          Accrued interest             281,496          300,812
          Capital lease obligations     40,662           40,619

        Net cash provided by (used
          in) operating activities    (198,114)         (94,530)

  CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowing, related
   parties                              45,000          102,500
  Proceeds from sale of stock          508,000             -
  Repayment of loans and interest      (92,502)            -

         Net cash provided by financing
          activities                   460,498          102,500

         Increase (decrease) in cash and
          cash equivalents             262,384            7,970

Cash and cash equivalents:
  Beginning                              2,780             -

  Ending                            $   265,164       $    7,970


Supplemental disclosures of non-cash
  investing and financing activities:
   Capital stock issued for forgiveness
    of notes payable, convertible
    debentures and other liabilities to
    stockholders and/or officers   $   336,515       $     -

See Notes to Financial Statements.

                           LEADVILLE CORPORATION

                       NOTES TO FINANCIAL STATEMENTS
                            SEPTEMBER 30,  1996



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

Leadville and Canuc are continuing to negotiate the terms of a final joint-venture agreement and have agreed to extend the date for completing the agreement. Both parties are optimistic that agreement will be reached. Upon execution of the joint venture agreement, Canuc is responsible for carrying the costs of the Diamond-Resurrection property.

At September 30, 1996, the Company has a significant investment in non-producing mining properties, including the Diamond-Resurrection property, recovery of which is dependent upon the production of ore reserves in commercial quantities or sale of these properties at an amount equal to or in excess of cost. The Company has suffered recurring losses from operations and at September 30, 1996, has a working capital deficiency of approximately $4,807,000 which includes $3,797,000 due to related parties. The Company also has significant inventories, which management believes will be used by the proposed joint-venture activities on the Diamond-Resurrection and maintenance operations on the Company's other properties. All real properties are collateral for convertible debentures. The Company has no property or liability insurance coverage at September 30, 1996, or as of the date of this report.

The Company has negotiated a decrease in the amount of its EPA settlement obligation from $3,000,000 to $500,000.
The final form of the agreement is anticipated to be signed in the near future. In consideration, Leadville has agreed to allow EPA to use certain dirt and rock materials from Leadville's property. The Company is continuing its efforts to lessen the EPA burden on its properties.

The Company believes a substantial portion of the convertible debentures, notes payable, accrued interest and certain other obligations may at some future time be converted into capital shares. If such obligations are not converted to stock, the Company will be required to raise significant amounts of outside capital to liquidate the obligations. If the Company does not execute a joint-venture agreement with Canuc, significant financing from other sources will be required in order for the Company to successfully restructure its debt, satisfactorily resolve its current litigation and obtain working capital to continue as a going concern. The financial statements do not include any adjustments which might result from the outcome of these uncertainties.

Mining Properties:

At September 30, 1996, the Company owns two mining properties, the Sherman-Hilltop Consolidation and the Diamond-
Resurrection Consolidation.

Activity at the Diamond-Resurrection property, primarily a gold property, has been suspended since 1989, due to insufficient cash resources to finance further exploration and development work. The Company expects that execution of a joint-venture agreement with Canuc will result in the re-starting of mining related activity on the property in late 1996 or early 1997.

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
3.  Notes Payable and Convertible Debentures:

The notes payable are summarized as follows:


                               September 30,       December 31,
                                   1996                  1995

Notes payable, at 10%, to
stockholders and/or officers/
directors, due dates range from
September 1996 through
December 1996.                $    328,000       $    508,500

Notes payable-other, at 10% due
dates ranging from September 1996 to
December 1996.                $    100,000       $    100,000


The above notes payable and accrued interest are convertible to the Company's capital stock at the option of note holders at conversion prices of $.80 to $1.00 per share during the term of the notes.


The convertible debentures are summarized as follows:


                                September 30,        December 31,
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



3.  Commitments and Contingencies:

Lease Commitment Litigation - In December 1988, the Company sold and leased back certain equipment from an unrelated entity. Proceeds of $415,000 were recorded as a capital lease obligation. In addition, the Company leases several other pieces of mining equipment which are classified as capital leases. The Company was delinquent on certain of its lease obligation payments, and the lessor has asserted that the Company was in default. In January 1991, the lessor won a summary judgment in the amount of approximately $642,000, which represents all unpaid past and future




                                   - 10 -
capital lease obligations (including interest). During 1994, in an appeal, the judgment amount of $642,000 was upheld, and additional attorneys fees and interest of approximately $46,000 were awarded the lessor. During the first nine months of 1996, the Company accrued an additional $40,600 of interest expense on this obligation. During 1992, the lessor also won a summary judgment for possession of leased equipment with a net book value of $525,000 and for interest and penalty charges on the unpaid summary judgments. The lessor has also asserted that it has a lien on all the real property of the Company and that this lien should be foreclosed. The lessor has repossessed approximately $402,000 of the leased equipment. Approximately $123,000 of equipment the lessor has not repossessed remains recorded as an asset of the Company.

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


Contract Mining Litigation - During March 1990, a subcontractor of the Company filed an action in Lake County District Court for non-payment of approximately $35,000 for mining services, plus associated costs. Leadville has filed a counter-claim against the plaintiff for approximately $185,000 relating to the same contract. No action has occurred in the case since 1993 or as of the date of this report.

Certificates of Deposit - The Company is required by the Mined Lands Reclamation Board to maintain certificates of deposit for future reclamation costs. No future reclamation costs have been accrued as of September 30, 1996.



                                   - 11 -
4.  Related Party Transactions:

Certain officers, directors and stockholders have provided significant loans and advanced expenses to the Company in recent years. The aggregate indebtedness, including accrued interest and other payables, amounted to approximately $3,797,000 at September 30, 1996. Substantially all of that indebtedness is convertible in the Company's Capital Stock at a price of $1.00 per share.

The Company leases office space on a month-to-month basis from an officer for $125 per month. This officer is a principal in an accounting firm which performs bookkeeping, accounting and other administrative services for the Company. As of September 30, 1996, the Company owed the firm approximately $10,700 for accrued fees and expenses.


5.   Income Taxes:

At December 31, 1995, the Company has available tax net operating loss carryforwards of approximately $8,030,000, which can be utilized to offset future taxable income.
Utilization of these loss carryforwards may be limited due to changes in ownership of the Company, and expire from 1997 through 2010.





























                                   - 12 -
ITEM 2.   PLAN OF OPERATION

On August 15, 1996, Leadville and Canuc Resources Corporation ("Canuc") signed a Letter of Intent to form a joint-venture for developing and operating the Diamond-Resurrection property. Under terms of the Letter of Intent, Canuc has the right to earn up to a 51% interest in the property in consideration for advancing the development of the property and satisfying certain of Leadville's obligations. Canuc has purchased 500,000 shares of Leadville stock at $1.00 per share which shares were issued during August, 1996. Proceeds from the sale will provide working capital for the Company. Additionally, Canuc has agreed to purchase at Leadville's request or Canuc's option up to $1,000,000 of Leadville stock after a formal joint-venture agreement is executed. The parties are continuing to negotiate terms of the Agreement as of the date of this report.

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

The proposed Leadville/Canuc joint-venture intends to initiate an exploration program on the Diamond properties. The objective of the exploration program is to identify reserves in addition to the 700,000 tons already identified at the Diamond-Resurrection. In anticipation of settling the environmental litigation, Leadville conducted two studies of the Diamond property during late 1992 and early 1993. One study included verification of known mineralization and an evaluation of mine development. The second study included surface geo-physics intended to indicate potential exploration targets. Conclusions of the studies are encouraging and provide additional evidence that the Diamond property may hold significant deposits of gold, silver and base metals.

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

During the third quarter of 1996, certain holders of the Company's notes payable, debentures payable and other expenses elected to convert their debt instruments to stock.
Approximately 50,343 shares were issued in these transactions. Subsequent to September 30, 1996, the Company reached agreement with certain other debt holders to convert their obligations to Capital Stock.



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

In October 1994, Leadville and Mining Equipment, Inc. reached an agreement to settle the case for $678,000. The plaintiff has obtained possession of substantially all mining and milling equipment subject to the lease agreements, with the exception of the Diamond Mine hoist and certain other equipment. The plaintiff's right to possession of the hoist is subordinate to Leadville's debenture holders' first mortgage position. Plaintiff intends to obtain possession of the other equipment in 1996. Under terms of the Letter of Intent signed by Leadville and Canuc on August 15, 1996, Canuc has agreed to satisfy the obligation prior to earning any interest in the Diamond-Resurrection property.

As of September 30, 1996, Leadville is obligated to Mining Equipment, Inc. in the amount of $782,500, including accrued interest. The plaintiff asserts that it has the right to foreclose on Leadville's properties to satisfy the obligation. Leadville contests such assertions and, to date, the plaintiff has not initiated any foreclosure action.


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

Leadville counter-claimed for damages resulting from improper construction of the Diamond Mine shaft and damages resulting from Cowin & Company activities at the site. No action has been taken in the case since October 1993 and through the date of this report.


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


(b)  Reports on Form 8-K filed during the Registrant's
     third quarter of 1996.   NONE

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

November 15, 1996

Dated: