Form 10KSB
period 1996-12-31
LEADVILLE CORP
filed 1997-03-31
CIK 58204

U. S. SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                          FORM 10-KSB

   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended: December 31, 1996

              Commission file number: 0-1519

                  LEADVILLE CORPORATION
       Name of small business issuer in its charter)

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

The aggregate market value of the Common Stock (the Registrant's only class of voting stock) held by non-affiliates of the Registrant on March 17, 1997, was approximately $4,550,845 based upon the reported closing sale price of such shares on the NASDAQ Small-Cap System for that date. As of March 17, 1997, there were 9,810,992 shares of Common Stock outstanding.

             DOCUMENTS INCORPORATED BY REFERENCE:  NONE


































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

     Due to the collapse of silver prices in the 1890's, coupled with the exhaustion of easily minable high grade surface ore, the District was left inactive for almost 50 years. During that period, property and mineral rights were abandoned or divided to the point of not being manageable. Beginning in 1949 and continuing into the 1980's one of Leadville's strategic corporate objectives was to consolidate, under its control, promising land positions in the District which would serve to support large, long-term mining operations. Under the direction of its President, Dr. Robert
G. Risk, Leadville commissioned reviews of historical mining data, conducted geo-physical studies and researched title records for the Leadville area in an effort to identify land
                           -2-
positions which held promising prospects for mining and acquisition. After years of effort and considerable expense, Leadville successfully consolidated ownership interests and mining rights in the Sherman-Hilltop and Diamond-Resurrection properties.

     In the late 1960's Leadville acquired a third block of ground, the Stringtown Mill site ("Stringtown Mill"). This property was acquired to provide a location for construction of a mill for processing of Sherman Mine ore.

     The information contained in this Form 10-KSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of words such as "may", "will", "expect", "anticipate", "estimate" or "continue", or such variation thereon or comparable terminology. In addition, all statements other than statements of historical facts that address activities, events or developments that the Company expects, believes or anticipates, will or may occur in the future, and other such matters, are forward-looking statements.

     The future results of the Company may vary materially from those anticipated by management, and may be affected by various trends and factors which are beyond the control of the Company. These risks include lack of capital of the Company, its substantial dependence on its President to fund operations, the uncertainties surrounding the EPA Superfund site in which certain of the Companies properties are located, the uncertainties of obtaining additional capital, the competitive environment in which the Company operates, changing prices of minerals, and other significant risks described herein.


Item 2.  DESCRIPTION OF PROPERTIES

SHERMAN MINE

     In 1974, Leadville leased the Sherman Mine, Diamond Mine and Stringtown Mill properties to Day Mines, Inc. ("Day Mines") of Wallace, Idaho. The Sherman Mine properties consist of approximately 1,854 acres of patented mining claims and 1,760 acres of unpatented mining claims in Lake and Park Counties.

                           -3-
The Stringtown Mill site includes approximately 300 acres of patented and unpatented claims and is the location of the Stringtown Mill and Malta Gulch tailings ponds. Unpatented claims require payment of annual assessment fees to hold the claim.

     Hecla Mining Company ("Hecla"), began to operate the Sherman Mine in 1981, as a result of the merger of Day Mines into Hecla. During the early 1980's, low silver prices resulted in the suspension of mining operations at the Sherman Mine for periods of time. In November of 1984, Leadville reached agreement, in principle, with Hecla whereby all properties and mining rights subject to the 1974 lease agreement would be reacquired by Leadville. During October of 1987, Leadville reached a final agreement with Hecla for reconveyance of the lease, in consideration for $500,000 cash and a convertible debenture in the amount of $381,000.
In December 1993, as a result of Leadville's efforts to re-structure its debt obligations, Hecla agreed to cancel the $381,000 debenture, along with accrued interest of approximately $402,000.

     Since May of 1987 and continuing through 1996, Leadville's activities at the Sherman Mine have been limited to care, maintenance and permit related work, due to continuing low silver prices. During 1985, the Sherman Mine was placed in temporary cessation due to suspension of mining activities. During 1995, the temporary cessation period expired and Leadville will be required to conduct a program of study, exploration and sampling to maintain existing regulatory permits. Although the Sherman Mine is not included as part of the California Gulch Superfund Site, the Environmental Protection Agency is considering use of rock materials located on the property for use on Superfund designated properties. Pending final decision by EPA on use of Sherman Mine materials, Leadville has taken no action at the Sherman Mine.

     In the event the required work is not ultimately performed to maintain existing permits, the Company may be required to reclaim the Mine site. The Company maintains a reclamation bond, in the amount of $128,000, which relates to the Sherman and Stringtown Mill sites. Substantially all of the Company's real properties, including the Sherman Mine, serve as security for the outstanding convertible debentures
                           -4-
which Leadville issued in 1987.

DIAMOND MINE

     Leadville acquired the initial Diamond Mine claims in 1964 and continued to add land positions into the early 1980's. Although the Diamond Mine properties were under lease to Day Mines, and then Hecla, as part of the 1974 lease agreement, no mining activities occurred on the properties during the years 1974 through 1982. In 1983, Hecla released the Diamond Mine from the lease agreement and Leadville initiated a program of study and exploration of the property.

     The Diamond Mine property consists of approximately 1,180 acres and is located approximately 4.5 miles east of Leadville, Colorado. Substantially all of the mining claims in the block of ground are patented and owned by Leadville. The property carries only minimal royalty obligations.

     Beginning in 1983 and continuing into 1989, Leadville's efforts focused on achieving production at the Diamond Mine. As a result of work conducted and investment made by Leadville during this six year period, management believes the property is positioned to re-open for further exploration and development with modest capital investment, although significant financing will be required to sustain mining operations.

     During the years 1986 through 1988, Leadville constructed a surface plant at the Diamond Mine, drove underground access and development drifts and made modifications to the Stringtown Mill facility. Sustained ore processing at the Stringtown Mill was achieved in late 1988, after significant delays due to equipment and circuit failures. Once ore processing at the mill was sustainable, however, Leadville lacked necessary financial resources to construct mine infrastructure required to continue mining operations.

     Ultimately, financing necessary to continue mining activities in early 1989 could not be secured and operations were suspended. Management believes that significant financing has not been available to Leadville due to environmental litigation surrounding the Leadville, Colorado area since the

                           -5-
mid-1980's. During 1996, the Company signed a letter of intent with a Canadian mining company to joint-venture Leadville's Diamond Mine properties. In January 1997, the Canadian company advised Leadville that it would not be able to secure the financing required to participate on the property and the letter of intent then expired.

     Under terms of the letter, Leadville issued 500,000 shares of stock to the Canadian company for cash consideration of $500,000. Leadville used the proceeds for general corporate purposes and to settle certain long past due obligations.

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

     During the years 1986 though 1988, modifications and improvements were made to the Stringtown Mill in anticipation of processing Diamond Mine ore. The mill operated sporadically from mid-1988 until early 1989 processing Diamond Mine ore. Administrative, laboratory, warehouse and residential facilities are also located on the 300 acre site.

     The Company rents office space from a corporate officer for $125 per month. As of March 15, 1997, Leadville carried no liability or property insurance.

     As of March 15, 1997, Leadville employed one part-time individual to monitor the properties and to perform necessary administrative and field duties.

COMPETITION

     Leadville competes with other mining companies attempting to develop mines which produce precious and base metals. Most competitors are larger mining companies with greater financial and technical resources than Leadville. In addition, management believes that Leadville's properties have been at a
                           -6-

competitive disadvantage in the industry since the late 1980's, due to environmental litigation involving the Leadville Mining
District.  (See "LEGAL PROCEEDINGS", under Item 3., hereof).

     Resumption of mining operations at Leadville's two mines is dependent on attracting significant operating capital and on the market prices of precious metals, primarily silver and gold. At current silver prices, many of the industry's silver mines can not be operated profitably, including the Sherman Mine. Additionally, the mine will require significant capital investment for acquisition of equipment and financing mine development before it can be made operational. Operating issues for the Sherman Mine also include milling facility considerations, including location.

     Independent consultants retained by Leadville concluded that the Diamond Mine can be profitably operated at current gold prices. The mine has operating permits in place, identified ore reserves and plant and equipment positioned to resume mining activities. Leadville will have to invest significant additional funds for development work before the mine can be put into production. Milling considerations must also be addressed in conjunction with mining operations at the Diamond Mine.

     In years past and continuing into 1996, the Company has been heavily dependent on its President, Dr. Robert G. Risk, to raise necessary financing. The loss of Dr. Risk, for any reason, would have a material impact on the Company's ability to raise additional funds and continue as a going concern.

GOVERNMENTAL REGULATIONS

     As discussed in "LEGAL PROCEEDINGS", under Item 3, hereof,
Leadville was named as a defendant in several legal actions initiated by the state of Colorado and the United States involving environmental matters in the California Gulch
Superfund site.  Leadville's Diamond Mine property and
Stringtown Mill site are located within the boundaries of the Superfund site.

     In an effort to limit its financial exposure and move forward with financing efforts, Leadville ultimately reached a settlement with the United States which was entered by the
                           -7-
United States District Court in August of 1993. The settlement is in the form of a consent decree. As a result of that settlement, Leadville will be required to make annual cash payments to the United States in order to maintain certain protections afforded by the consent decree. Additionally, Leadville has agreed to advise the United States and certain other parties of its mining plans, if planned activities could potentially have an adverse impact on remedial work being performed in the Superfund site.

     Under the consent decree, Leadville retains the right to use the Stringtown Mill facility for ore processing, although use of the existing tailing ponds for future storage of mill tailings will require approval by the United States. Leadville's mine and mill facilities are currently permitted by the state of Colorado for the respective operations. However, the permit approval process required to operate new mining facilities within the Superfund site will probably include participation by the United States.

     The costs of defending against the environmental claims alleged in the consolidated cases and, subsequently, negotiating a settlement have exhausted all of Leadville's financial resources. In addition, management believes the designation of the Leadville, Colorado area as a Superfund site will continue to complicate efforts to raise financing for the Company's properties.

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


                           -8-
     From 1983 through 1988, Leadville negotiated with the United States to have its involvement in the consolidated case dismissed or settled on a de minimis basis. That effort was ultimately unsuccessful. During the years 1989 and continuing into 1993, Leadville attempted to negotiate a settlement of its alleged liability to the United States. Management believed that financing might be obtained by Leadville if the claims asserted by the United States were settled and the financial exposure limited.

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

     During October 1995, Leadville reached agreement, in principle, with the United States to reduce the consent decree obligation amount of $3,000,000 to $500,000, with minimum annual cash payments to begin in April 1996. In effect, the contingent liability of $2,750,000 was reduced to $250,000. In consideration, Leadville agreed to provide to the United States certain dirt and rock material for use by the Environmental Protection Agency (EPA) in remedial action work at the Superfund site. During late 1995, the EPA began to use the dirt material and Leadville management anticipates that the final agreement modifying the financial terms of the consent decree will be addressed by the Court in late 1997.

MINING EQUIPMENT, INC.

     During December 1988, Leadville raised financing for operations through the sale and lease back of certain mining and milling equipment. In late 1989, due to Leadville's lack of financial resources, scheduled payments under the agreement could not be made and the lessor of the equipment sued in the District Court of Lake County, Colorado to obtain financial relief and possession of the equipment. (Mining Equipment, Inc. vs. Leadville Corporation).
                           -9-
     During October 1994, Leadville and Mining Equipment, Inc. reached an agreement to settle the case for $678,000. The plaintiff has obtained possession of substantially all mining and milling equipment subject to the lease agreements, with the exception of the Diamond Mine hoist and certain other equipment. The plaintiff's right to possession of the hoist is subordinate to Leadville's debenture holders' first mortgage position. Leadville has been informed in the past that the Plaintiff intends to obtain possession of the other equipment.

     As of December 31, 1996, Leadville is obligated to Mining Equipment, Inc. in the amount of $796,000, including accrued interest. The plaintiff asserts that it has the right to foreclose on Leadville's properties to satisfy the obligation. Leadville contests such assertions and, to date, the plaintiff has not initiated any foreclosure action.

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

     Leadville counter-claimed for damages resulting from improper construction of the Diamond Mine shaft and damages resulting from an accident at the site. No action has been taken in the case since October 1993 and the Court ordered that a Status Report be filed on the matter by August 30, 1996. The Report was timely filed, but no action has occurred in the case since that date.

Item 4.  Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to a vote of the Company's security holders during the fourth quarter of 1996.


Item 5. Market for Registrant's Common Equity and Related
Stockholder Matters.

                           -10-
     The following table sets forth the low and high bid price quotations per share of Common Stock, as reported on the NASDAQ Small-Cap System for the periods indicated. These quotations reflect inter-dealer prices, without retail markup, mark down or commission and may not necessarily represent the actual price of transactions.


Quarter Ended
                                Low      High
December 31, 1995             $ .25     $ .63
March 31, 1996                  .31       .75
June 30, 1996                   .25      1.63
September 30, 1996              .75      2.13
December 31, 1996               .75      1.38

     At March 15, 1997 the Company had approximately 2,100 holders of record of its Common Stock; management estimates that the number of beneficial holders is significantly greater.

     There can be no assurance that, if the Company is successful in raising significant investment capital, future mining operations will be profitable. No dividends on the Common Stock have been paid during the past several years and due to the significant investment of cash required by planned mining activities, management does not anticipate that any dividends will be paid in the foreseeable future.

Item 6.  Managements Discussion and Analysis of Financial
Condition and Results of Operations.

     The following discussion should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere herein. The Company's results may be affected by various trends and factors which are beyond the Company's control. These include factors discussed elsewhere herein.

     With the exception of historical information, the matters discussed below under the headings "Results of Operations" and "Liquidity and Capital Resources" may include forward-looking statements that involve risks and uncertainties. The Company cautions the reader that a number of important factors discussed herein, and in other reports filed with the
                           -11-
Securities and Exchange Commission, could affect the Company's actual results and cause actual results to differ materially from those discussed in forward-looking statements.


Results of Operations

     The Company earned no revenues from operations in 1996 and reported a net loss of $633,000. Leadville reported $122,000 of Extraordinary Gain for the year which was primarily derived from favorable settlement of accrued professional fees. The Company incurred significant legal and professional fees to negotiate a joint-venture agreement on the Diamond Mine properties. Although a final agreement was not reached, Leadville did receive $500,000 from the issuance of 500,000 shares of Common Stock to the potential joint-venture partner. Proceeds were used for general corporate purposes and to settle past due obligations.

     The most significant expenses incurred during 1996 included $427,500 of interest, $41,500 for property taxes, $67,000 for depreciation, $52,000 in legal fees and $45,300 for write-down of parts inventory. Approximately 84% of the $755,206 Loss before Extraordinary Items for 1996 was attributable to these expenses.

     The Company has had no active mining operations since 1989 and continues to carry a significant investment in property, equipment and parts inventory. In 1995, the Company initiated policies to recognize a declining useful life and value of these assets. Approximately $110,000 of such expenses were recognized in 1996.

     During 1996, Leadville continued to incur significant interest expense relating to outstanding notes and debentures payable. As of December 31, 1996, principal amounts due on notes payable and debentures payable was $423,000 and $440,000, respectively. In addition, the Company accrued interest charges of approximately $54,000 associated with the Mining Equipment, Inc. judgment. (See "Legal Proceedings" under Item 3, hereof).

     Substantially all other expenses in 1996 were incurred to meet general, administrative and property holding expenses.
                           -12-

1996 COMPARED TO 1995

     The net loss for 1996, before extraordinary items, increased approximately $85,000 compared to 1995. Interest expense for 1996 increased approximately $9,700 over 1995, due primarily to interest expense associated with the Mining Equipment, Inc. judgment and interest expense associated with additional borrowing during the first six months of 1996. Depreciation expense increased slightly in 1996, as the Company continued its policy to provide for depreciation on mining assets maintained on a stand-by basis. General and administrative expenses increased significantly in 1996 due to fees and expenses associated with the joint-venture effort on the Diamond Mine properties.

Liquidity and Capital Resources

     Leadville is severely undercapitalized. As of December 31, 1996, the Company has a working capital deficit of $4,871,000 and minimal operating cash. With the exception of the $500,000 in proceeds received in 1996 from issuance of stock, substantially all of Leadville's cash needs have been met by loans from the Company's President and by proceeds from short term notes. Management is hopeful that cash needs for 1997 will be met from existing cash resources and short-term borrowings, although additional loans from previous sources can not be assured.

     In 1996, the Company used cash to meet general, administrative and property obligations. In addition, certain long standing past due obligations were settled on terms favorable to Leadville. No capital expenditures were made during the year.

     The Company's certificates of deposit, in the amount of $133,000, are held as mining reclamation bonds and classified as long term assets.

     In order for Leadville to continue as a going concern and attempt to operate its mining properties, a significant amount of capital from sources outside the Company will be required. Management is seeking to resume discussions with several mining companies that had expressed preliminary interest in the Diamond and Sherman Mine properties. It is management's
                           -13-
assessment that financing will be difficult to obtain until the California Gulch Superfund site cleanup issues are more clearly defined. The EPA Court action involving the Leadville Mining District, for all practical purposes, eliminated Leadville's ability to obtain outside financing over the past seven years. Management cannot predict if or when the litigation will be resolved to a point where outside parties will show a serious interest and ability to provide financing to Leadville.

     During 1997, management will continue its efforts to obtain financing for the Company's properties through joint-venture, cash investment or a secondary offering of Leadville's stock. No assurance can be given that Leadville will be successful in securing financing. In order to improve the financing prospects for Leadville, management is continuing its efforts to lessen the financial and operating burdens of the consent decree with the United States.

     During the years 1983 through 1988, substantially all of Leadville's financing needs were met by significant loans from the Company's President and through the private placement of convertible debt and equity securities.

     As of December 31, 1996, Leadville is obligated to unsecured promissory note holders in the face amount of $423,000, plus accrued interest of $904,500. Outstanding convertible debentures at December 31, 1996, in the face amount of $440,000, plus accrued interest of $2,275,500, are secured by all of Leadville's real property.

     Leadville's note and debenture payable obligations, including accrued interest, are convertible into Common Stock at a price of $1.00 per share. The demand note obligations due to Dr. Risk, including interest, have no stock conversion features. Management is optimistic that a substantial amount of the debt will be converted to stock, if Leadville can secure significant financing for its properties.


Item 7.  Financial Statements.

See "Index to Financial Statements" on page F-1 hereof.


                          -14-
Item 8. Changes In and Disagreements With Accountants on
Accounting and Financial Disclosure.

None


Item 9.  Directors, Executive Officers, Promoters and Control
 Persons; Compliance with Section 16(a) of the Exchange Act.

     The following table sets forth information regarding the officers and directors of the Company.

Name               Age   Positions Held    Officer/Director
                                             since

Robert G. Risk      87   Chairman; President        1949

Lloyd L. Morain     79   Director                   1967

James C. Tiffany    66   Director                   1990

Daniel F. Nibler    40   Vice-President
                          Secretary/Treasurer
                          Chief Accounting Officer  1986

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

James C. Tiffany has spent his entire business career in various aspects of the mining business; most recently serving with Reynolds Metal Company since 1964. Reynolds is engaged in the manufacture of aluminum and aluminum products and in gold mining. He received his Engineer of Mines degree from the
                           -15-
Colorado School of Mines in 1951. Mr. Tiffany was employed by Leadville in the position of operations manager during the years 1953 through 1959.

Daniel F. Nibler is a practicing certified public accountant in Colorado and has been engaged in public accounting since graduating from Washington State University in 1980.


Item 10.  Executive Compensation

     The only officer of Leadville who received compensation during 1996 was Mr. Nibler, whose accounting firm charged approximately $41,000 for its accounting, administrative and advisory services. As of December 31, 1996, Mr. Nibler's firm was owed approximately $79,500, plus accrued interest, including $69,000 in the form of convertible promissory note. The note is convertible into Leadville's Common Stock at $1.00 per share and bears interest at 10% per annum.


Item 11. Security Ownership of Certain Beneficial Owners and
Management.

     As of March 15, 1997, a total of 9,810,992 shares of the Company's Common Stock were outstanding. The table below sets forth the ownership by management and principal stockholders of the Company as of December 31, 1996:

                                    Share
                                  Ownership
Name                 Title          Direct        Percent

Robert G. Risk     President      2,686,179 (b) (d) 27.3%

Lloyd L. Morain    Director         459,408 (b)      4.7%

James C. Tiffany   Director          17,631 (b)       .2%

Daniel F. Nibler   Vice-President
                   Sec/Treasurer     28,363 (b)       .3%



                           -16-
All officers and directors as
 a group                          3,191,581         32.5%


__________________




(a)  The address of each management person is 2851 S. Parker
Road, Suite 610, Aurora, Colorado  80014.

(b) Members of the Board of Directors and officers hold debt instruments of the Company which can be converted into Common Stock at a price of $1.00 per share. If such debt instruments were converted to stock as of December 31, 1996, officers and directors would hold the following number of shares and percentages of outstanding stock: Robert G. Risk 3,511,863 shares, (32.6%); Lloyd L. Morain 519,406 shares, (4.8%); James
C. Tiffany 17,631 shares, (.02%); Daniel F. Nibler 106,161 shares, (1.0%).

     If holders of all convertible debt instruments of the Company had exercised their option to convert the obligations to Common Stock as of December 31, 1996 approximately 3,285,655 shares would have been issued and total shares outstanding shares would have been 13,096,647. Officers and directors, as a group, would own 4,155,061 shares representing 31.7% of the outstanding Common Stock.


Item 12. Certain Relationships and Related Transactions.

     Substantially all of Leadville's financing since 1983 has been provided by loans from the Company's President and directors through proceeds from the private placement of equity and debt instruments. Other officers and directors of the Company continued to provide financing during early 1996. The following table sets forth amounts due to officers and directors of the Company as of December 31, 1996:




                           -17-
Name              Obligation      Principal  Interest  Total

Robert G. Risk    Debenture payable  $ -0-   $825,684 $825,684

Robert G. Risk    Demand notes         -0-    770,484  770,484

Lloyd L. Morain   Note payable        50,000    9,998   59,998

James C. Tiffany  Note payable          -0-      -0-      -0-

Daniel F. Nibler  Note payable        69,000     8,798  77,798


     The debenture payable, notes payable and related accrued interest amounts are convertible into the Company's Common Stock at $1.00 per share. However, the demand notes and associated accrued interest due to Dr. Risk have no stock conversion features.

     During the years 1994 through 1996, Dr. Risk has advanced the Company $45,000, $30,500 and $25,000, respectively. The advances bear interest at 10% and are due on demand. In earlier years, Dr. Risk agreed to convert substantially all principal on the demand notes into Common Stock.

     During 1996, Mr. Morain continued to provide loans to the Company in the form of unsecured promissory notes, bearing interest at 10% per annum and convertible into Leadville's Common Stock at a price of $1.00 per share. During the years 1994, 1995 and 1996, Mr. Morain loaned the Company $15,000, $25,000 and $5,000, respectively. Mr. Morain has provided significant financing to Leadville in years prior to 1993 and he has converted substantially all such loans and accrued interest into restricted Common Stock.

       Mr. Tiffany continues to provide services to the Company and has agreed in years past to accept convertible promissory notes for amounts he has advanced to the Company, including expenses. During 1994, Mr. Tiffany loaned the Company $5,000. In years past, Mr. Tiffany has agreed to convert Leadville's obligations due him into restricted Common Stock.

     During the years 1994 through 1996, Leadville was successful in securing conversion of certain debt obligations
                           -18-
into Common Stock. During these and prior years, officers and directors of the Company also exercised Common Stock conversion rights for obligations they held.

     During September of 1995, Mr. Nibler agreed to convert
$69,000 of accrued fees and expenses into a note payable. The note bears interest a 10% per annum and is convertible into Common Stock at a price of $1.00 per share.

     The Company believes that the terms of the transactions discussed above are comparable to those which have been attainable from non-affiliated sources.

     During February 1997, the Securities and Exchange Commission adopted amendments to Rule 144 which shortened the holding period after which "restricted securities" can be resold. Generally, the holding period will be one year from the date of purchase under which a shareholder can sell under Rule 144 and two years from the date of purchase under which a shareholder can sell under Rule 144(k).
























                           -19-

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

(16)          Letter re:  change in accounting principles

(19)          Documents not previously filed

(21)          Subsidiaries of the Registrant

(22)           Published report regarding matters submitted to
                 vote of security holders

(23)          Consents of experts and counsel

(24)          Power of Attorney

(27)          Financial Data Schedule



                           -20-
(28)          Information from reports furnished to state
                insurance authorities

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

Submitted on Form 8-K, dated February 11, 1993.


(b)  Reports on Form 8-K Filed During the Registrant's Fourth
Fiscal Quarter:

None


















                           -21-









                            Leadville Corporation



                             Financial Statements
                             For the Years Ended
                      December 31, 1996, 1995, and 1994






























                        INDEX TO FINANCIAL STATEMENTS



                                                       PAGE

Independent Auditor's Report . . . . . . . . .  . . . . . 1

Balance Sheets - December 31, 1996 and 1995. .  . . . . . 3

Statements of Operations - For the Years Ended
December 31, 1996, 1995, and 1994 . . . . . .. . . . . . .5

Statement of Stockholders' Equity - From
January 1, 1994 through December 31, 1996 . . . . . . . . 6

Statements of Cash Flows - For the Years Ended
December 31, 1996, 1995, and 1994 . . . . . . . . . . . . 7

Notes to Financial Statements. . . . . . . . . . .  . . . 8



























                         INDEPENDENT AUDITOR'S REPORT




Board of Directors
Leadville Corporation
Aurora, Colorado


We have audited the accompanying balance sheets of Leadville Corporation as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Leadville Corporation as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency that raise substantial doubt about its
                           F-1
ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Hein + Associates LLP


Denver, Colorado
February 21, 1997































                           F-2


                            LEADVILLE CORPORATION
                                BALANCE SHEETS

                                    December 31,   December 31,
                                       1996          1995

ASSETS

Current Assets:
  Cash                              $ 146,340      $   2,780
  Prepaid expenses and other            7,834          7,640
    Total current assets              154,174         10,420

Property and Equipment, at cost:
  Mining properties                 7,356,979      7,356,979
  Buildings and equipment:
      Mine                          1,219,564      1,219,564
      Mill                            829,032        829,032
      Other                           108,143        108,143
  Land                                 22,429         22,429
                                    9,536,147      9,536,147

  Less accumulated depreciation
      and depletion                (2,802,796)    (2,736,074)

                                    6,733,351      6,800,073

Other Assets:
  Investments - certificates
      of deposits                     133,000        133,000
  Inventories                         363,289        408,589
    Total other assets                496,289        541,589

Total Assets                       $7,383,814     $7,352,082


       See accompanying notes to these financial statements.

                           F-3

                            LEADVILLE CORPORATION
                                BALANCE SHEETS

                                    December 31,   December 31,
                                       1996          1995
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Related parties:
    Convertible debentures         $  440,000     $  531,000
    Notes payable, stockholders       368,000        508,500
    Accrued interest payable        3,160,482      2,848,489
    Due to officers/director/
     stockholders                      10,276          6,351
   Notes payable - other               55,000        100,000
   Accounts payable                   106,017        307,324
   Accrued expenses                    89,179        146,871
   Settlement of capital lease
     obligations                      796,040        741,824
     Total current liabilities      5,024,994      5,190,359

Settlement of Litigation               80,000        100,000
Commitments and Contingencies
  (Notes 2 and 5)

Stockholders' Equity:
  Capital stock, par value $1 per share;
    15,000,000 shares authorized;
    9,810,992 and 8,953,571 shares issued
    and outstanding at December 31,
    1996 and 1995, respectively     9,810,992      8,953,571

  Additional paid-in capital        8,450,682      8,457,949
  Accumulated deficit             (15,982,854)   (15,349,797)
    Total stockholders' equity      2,278,820      2,061,723

Total Liabilities and
  Stockholders' Equity             $7,383,814     $7,352,082
    See accompanying notes to these financial statements.

                           F-4

                            LEADVILLE CORPORATION
                           STATEMENTS OF OPERATIONS

                                         For the Years Ended
                                             December 31,
                                 1996           1995         1994
Operating Revenues            $   -          $   -       $   -

Operating Costs and Expenses:
  General and administrative   269,211       195,879     285,739
  Depreciation                  66,721        65,819         849
    Total operating costs and
      expense                  335,932       261,698     286,588

Operating Loss                (335,932)     (261,698)   (286,588)

Other Income and Expense:
  Interest expense            (427,481)     (417,755)   (333,237)
  Other                          8,207         9,176     (64,396)
    Total other income
      and expense             (419,274)     (408,579)   (397,633)

Loss Before Extraordinary
  Gain                        (755,206)     (670,277)   (684,221)

Extraordinary Gain from
  Settlement of Debt           122,149        53,208        -

Net Loss                     $(633,057)    $(617,069)  $(684,221)

Net Income (Loss) Per Share:
   Before extraordinary item $    (.08)    $    (.08)  $    (.08)
   Extraordinary item              .01           .01         -

Net Loss Per Share           $    (.07)    $    (.07)  $    (.08)

Weighted Average Number of
  Capital Shares Outstanding 9,320,907     8,953,571   8,894,637

    See accompanying notes to these financial statements.

                           F-5


                            LEADVILLE CORPORATION

                       STATEMENT OF STOCKHOLDERS' EQUITY
                 FROM JANUARY 1, 1994 THROUGH DECEMBER 31, 1996

                                                     Total
              Capital Stock  Paid-in  Accumulated Stockholder's
             Shares  Amount  Capital    Deficit       Equity
Balances, 1/1/94 8,892,621 $8,892,621 $8,421,966 $(14,048,507)
$3,266,080

Conversion of notes
 payable, accounts
 payable, and accrued
 interest for common
 stock              60,950     60,950     35,983         -
   96,933
Net loss              -          -          -        (684,221)
 (684,221)

Balance 12/31/94 8,953,571  8,953,571  8,457,949  (14,732,728)
2,678,792

Net loss              -          -          -        (617,069)
(617,069)

Balance 12/31/95 8,953,571  8,953,571  8,457,949  (15,349,797)
2,061,723

Conversion of notes
 payable, convertible
 debentures and accrued
 interest for common
 stock             349,421    349,421     (7,267)        -
342,154
Sale of common
 stock             508,000    508,000       -            -
508,000
Net loss              -          -          -        (633,057)
(633,057)
                           F-6
Balance 12/31/96 9,810,992 $9,810,992  $8,450,682$(15,982,854)
$2,278,820

    See accompanying notes to these financial Statements.






































                           F-6a
                            LEADVILLE CORPORATION

                           STATEMENTS OF CASH FLOWS

                             For the Years Ended December 31,
                            1996          1995          1994
Cash Flows from
 Operating Activities:
  Net loss                 $(633,057)  $(617,069)  $(684,221)
  Adjustments to
   reconcile net loss to
   net cash from operating
   activities:
    Gain on debt
     restructuring          (122,149)    (53,208)       -
    Depreciation              66,722      65,819         849
    Provision for
     inventory obsolescence   45,300      45,300        -
    Changes in assets and
     liabilities:
      (Increase) decrease in -
       Prepaid expenses and
        other                   (194)       (82)         326
      Increase (decrease) in:
       Accrued interest to
        related parties      311,993    329,463      339,092
       Officer payables        3,925     23,311       43,304
       Accounts payable      (79,158)   (13,305)      91,116
       Accrued expenses       12,178    104,551       59,731
  Net cash used in
    operating activities    (394,440)  (115,220)    (149,803)


Cash Flow From Investing
 Activities -
  Sale of common stock       508,000       -            -

Cash Flows from Financing
 Activities -
  Proceeds from borrowings    30,000    118,000      125,000

Increase (Decrease) in Cash  143,560      2,780      (24,803)
                           F-7
Cash, beginning                2,780       -          24,803

Cash, ending                $146,340   $  2,780     $   -

Supplemental Disclosures of
 Non-cash Investing and
 Financing Activities:

   Capital stock issued for
    forgiveness of notes
    payable, convertible
    debentures and other
    liabilities to
    stockholders and/or
    officers               $342,154    $   -        $ 96,933

   Conversion of accounts
    payable - related to
    notes payable          $   -       $ 69,000     $   -


 See accompanying notes to these financial statements.




















                           F-7a
                            LEADVILLE CORPORATION

                       NOTES TO FINANCIAL STATEMENT


 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:

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

                            LEADVILLE CORPORATION

                       NOTES TO FINANCIAL STATEMENT

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

Use of Estimates - The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates. The Company makes significant assumptions concerning the realizability of its investment in property and equipment, and the ultimate liabilities associated with asserted claims (see Note 5). Due to the uncertainties inherent in the estimation process and the significance of these costs, it is at least reasonably possible that its estimates in connection with these items could be further materially revised within the next year.

Impairment of Long-Lived Assets - In fiscal 1996, the
Company adopted Financial Accounting Standards Board Statement 121 "Impairment of Long-Lived Assets" (FAS 121). In the event that facts and circumstances indicate that the cost of assets or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required. Adoption of FAS 121 had no effect on the December 31, 1996 financial statements.

                            LEADVILLE CORPORATION

                       NOTES TO FINANCIAL STATEMENT


 2.  CONTINUING OPERATIONS:

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. At December 31, 1996, the Company has a significant investment in non-producing mining properties, recovery of which is dependent upon the production of ore reserves in commercial quantities or sale of these properties at an amount equal to or in excess of cost. In addition, the Company has suffered recurring losses from operations and at December 31, 1996 has a working capital deficiency of approximately $4,881,000 which includes approximately $3,979,000 due to related parties. The Company also has significant inventories, which the Company intends to utilize in the start up and operation of its mining properties. As the ultimate realization of the mining properties and related inventories depends on circumstances which cannot currently be evaluated, it is not possible to determine whether any loss will ultimately be realized from their disposition. All real properties are collateral for convertible debentures. The Company has no property or liability insurance coverage at December 31, 1996 or as of the date of this report. The litigation concerning the environmental matters and certain mining equipment (Note 5) has made it difficult for the Company to obtain working capital through additional equity or financing. Annual fees are required to maintain possessory titles to unpatented mining claims, however, without additional working capital, the Company may be unable to pay the required fees. Working capital must be obtained to allow for future operations. The Company has reached agreement with the EPA to reduce the $3,000,000 environmental liability to $500,000 and to waive past due amounts due under the consent decree. The agreement must now be approved by the United States District Court (Court).

The Company believes a substantial portion of the convertible debentures, notes payable, accrued interest and

                            LEADVILLE CORPORATION

                       NOTES TO FINANCIAL STATEMENT


certain other obligations may at some future time be converted into capital shares. Management is continuing to investigate alternatives to raise additional working capital which will be required to meet current and future obligations and is vigorously attempting to settle outstanding litigation matters without additional material impact to the Company's financial position.

         If the Company cannot successfully restructure its debt, satisfactorily resolve its current litigation, obtain working capital, obtain Court approval of its agreement with EPA to modify terms of consent decree and ultimately achieve profitable operations, there is substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments which might result from the outcome of these uncertainties.


  3.  MINING PROPERTIES:

At December 31, 1996, the Company owns two mining properties, the Sherman Hilltop Consolidation and the Diamond-Resurrection Consolidation.

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

Since May of 1987 and continuing into 1996, Leadville's activities at the Sherman Mine have been limited to care, maintenance and permit related work, due to continuing low silver prices. During 1985, the Sherman Mine was placed in

                            LEADVILLE CORPORATION

                       NOTES TO FINANCIAL STATEMENT


temporary cessation due to suspension of mining activities. During 1995, the temporary cessation period expired and Leadville has been conducting a program of study, exploration and sampling to maintain existing regulatory permits. In the event the required work is not performed, the Company may be required to reclaim the Mine site. The Company maintains a reclamation bond, in the amount of $128,000, which relates to the Sherman and Stringtown Mill sites.

Presented below is a summary of mining property costs as of December 31, 1996:

                        Diamond-        Sherman
                      Resurrection      Hilltop
                      Consolidation   Consolidation    Total
Mining claims        $  221,445      $   78,110     $   299,555
Exploration and
 development costs    4,445,428       1,784,979       6,230,407
Interest                795,741          31,276         827,017
  Total               5,462,614       1,894,365       7,356,979
Accumulated depletion      -         (1,821,078)     (1,821,078)
                     $5,462,614      $   73,287     $ 5,535,901


 4.  LONG-TERM DEBT, NOTES PAYABLE, AND CONVERTIBLE DEBENTURES:

The notes payable are summarized as follows:









                            LEADVILLE CORPORATION

                       NOTES TO FINANCIAL STATEMENT


                                             December 31,
                                         1996             1995
Notes payable, at 10%, to
stockholders and/or officers/
directors, due dates range from
April 1996 through December 1997.     $368,000        $508,500

Notes payable, at 10%, due dates
range from January 1, 1996
through December 31, 1997.            $ 55,000        $100,000

Notes payable and certain related accrued interest
(totaling $134,000) are convertible to the Company's capital stock at the option of noteholders at a conversion price of $1.00 per share during the term of notes. As of December 31, 1996, $60,000 of the notes were past due. Management of the Company believes these notes will be extended.

Convertible debentures are summarized as follows:

                                             December 31,
                                         1996             1995
10% convertible debentures, interest
and principal due December 1997, with
the exception of a $100,000 convertible
debenture which was due December 1996.
Management of the Company believes this
debenture will be extended.  The
debentures are convertible to the
Company's capital stock at the option
of the debenture holders at a conversion
price of $1 per share, collateralized
by mining properties.                 $440,000        $531,000


 5.  COMMITMENTS AND CONTINGENCIES:

Lease Commitment Litigation - In December 1988, the
Company sold and leased back certain equipment from an
                           F-13

                            LEADVILLE CORPORATION

                       NOTES TO FINANCIAL STATEMENT


unrelated entity. Proceeds of $415,000 were recorded as a capital lease obligation. In addition, the Company leases several other pieces of mining equipment which are classified as capital leases. The Company was delinquent on certain of its lease obligation payments, and the lessor has asserted that the Company was in default. In January 1991, the lessor won a summary judgment in the amount of approximately $642,000, which represents all unpaid past and future capital lease obligations
(including interest). During 1994, in an appeal, the judgment amount of $642,000 was upheld, and additional attorneys fees and interest of approximately $46,000 were awarded the lessor. During 1996 and 1995, the Company accrued an additional $54,216 and 54,213, respectively, of interest expense on this obligation. During 1992, the lessor also won a summary judgment for possession of leased equipment with a net book value of $525,000 and for interest and penalty charges on the unpaid summary judgments. The lessor has also asserted that it has a lien on all the real property of the Company and that this lien should be foreclosed. The lessor has repossessed approximately $402,000 of the leased equipment.
Approximately $123,000 of equipment the lessor has not repossessed remains recorded as an asset of the Company.

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

                            LEADVILLE CORPORATION

                       NOTES TO FINANCIAL STATEMENT


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

During October 1995, the Company reached agreement with the United States to reduce the consent decree obligation

                            LEADVILLE CORPORATION

                       NOTES TO FINANCIAL STATEMENT


amount of $3,000,000 to $500,000. In effect, the contingent liability of $2,750,000 was reduced to $250,000. In consideration, the Company agreed to provide to the United
States certain dirt and rock material for use by the Environmental Protection agency (EPA) in remedial action work at the Superfund site. During late 1995, the EPA began to use the dirt material and the Company's management anticipates that the agreement modifying the consent decree will be ultimately approved by the Court. If the Company is unsuccessful in obtaining the Court approval of its modified agreement with the United States, the United States has the right to accelerate the $3,000,000 obligation under the August 1993 consent decree, as the Company is currently behind on $30,000 in payments. The
Company has accrued a $110,000 environmental settlement liability, which was the present value of the future minimum payments payable using an effective interest rate of 10%.

Certificates of Deposit - The Company is required by the Mined Lands Reclamation Board to maintain certificates of deposit for future reclamation costs. No future reclamation costs have been accrued as of December 31, 1996.


 6.  RELATED PARTY TRANSACTIONS:

As discussed in Note 4, certain officers, directors and stockholders have provided significant loans to the Company.
The aggregate indebtedness, including accrued interest, and other payables, amounted to approximately $3,978,758 at December 31, 1996. Total interest expense to these officers, directors and stockholders was $368,436, $342,501, and $319,042, for the years ended December 31, 1996, 1995, and 1994, respectively.

The Company leases office space on a month-to-month basis from an officer for $125 per month. This officer is a partner in an accounting firm which performs bookkeeping,

                            LEADVILLE CORPORATION

                       NOTES TO FINANCIAL STATEMENT


accounting and other administrative services for the Company.
Fees for such rent and services totaled $42,548, $33,820, and $63,328 for the years ended December 31, 1996, 1995, and 1994, respectively. As of December 31, 1996 and 1995, the Company owed the firm $10,276 and $884, respectively, which is included in amounts due to officers/directors/stockholders. The officer converted $69,000 of accrued accounting and administrative fees to a convertible note payable in 1995.

See Note 8 for additional related party transactions.


 7.  INCOME TAXES:

The following items give rise to a long-term deferred tax asset, which has been fully reserved:



                                             December 31,
                                          1996           1995
Inventory reserve for obsolescence $    34,000    $    17,000
Adjusted basis differential -
  depletable properties                810,000        810,000
EPA settlement liability                41,000         41,000
Net operating loss carryforward      2,900,000      3,000,000
Deferred tax asset                   3,785,000      3,868,000

Less allowance                      (3,785,000)    (3,868,000)
   Net deferred tax asset          $      -       $      -

At December 31, 1996, the Company has available tax net operating loss carryforwards of approximately $7,700,000, which can be utilized to offset future taxable income.
Utilization of these loss carryforwards may be limited due to

                            LEADVILLE CORPORATION

                       NOTES TO FINANCIAL STATEMENT


changes in ownership of the Company, and expire from 1997 through 2011.


 8.  STOCKHOLDERS' EQUITY:

During the year ended December 31, 1996 and 1994 certain officers/directors/stockholders of the Company agreed to convert principal amounts of notes payable, accounts payable, and accrued interest totaling $342,154 and $96,933, respectively to restricted capital stock at a price of $.80 to
2.00 per share.

During the year ended December 31, 1996, the Company sold 508,000 shares of common stock for $508,000.


 9.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

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


10.  CONCENTRATIONS OF CREDIT RISK:

Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or

                            LEADVILLE CORPORATION

                       NOTES TO FINANCIAL STATEMENT


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

                          LEADVILLE CORPORATION


Dated: March 28 , 1997       By   Robert G. Risk
                                    Dr. Robert G. Risk,
President



        Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Dated: March 28 , 1997            Robert G. Risk
                               Dr. Robert G. Risk, President
                                 and Director (Chief
                                Executive Officer)

Dated: March 28 , 1997            Lloyd L. Morain
                               Lloyd L. Morain, Director


Dated: March 28 , 1997            James C. Tiffany
                               James Tiffany, Director


Dated: March 28 , 1997            Daniel F. Nibler
                               Daniel F. Nibler, Vice
                                 President,
                                 Secretary/Treasurer
                                 (Principal Financial and
                                 Accounting Officer)




                           -22-