Form 10QSB
period 1997-03-31
LEADVILLE CORP
filed 1997-05-16
CIK 58204

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549
                          Form 10-QSB

Quarterly Report under Section 13 or 15(d)of the Securities
Exchange Act of 1934 For Quarterly period ended March 31, 1997

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


                  APPLICABLE ONLY TO CORPORATE ISSUERS

                                  9,839,954
             State the number of Shares of the issuer's classes of common equity, as of the latest practicable date:

      Transitional Small Business Disclosure Format (Check one):
                          Yes         No   X









































                             LEADVILLE CORPORATION
                          INDEX TO FINANCIAL STATEMENTS
                          AND SUPPLEMENTARY INFORMATION




PART I - FINANCIAL INFORMATION                         Page

FINANCIAL STATEMENTS

     Balance sheets                                    3 - 4
     Statements of operations                            5
     Statements of stockholders' equity                  6
     Statements of cash flows                            7
     Notes to financial statements                     8 - 12

PLAN OF OPERATION                                     13 - 14


PART II - OTHER INFORMATION

     Legal proceedings                                15 - 16
     Exhibits and reports on Form 8-K                    17

















                                    -2-
PART I
ITEM 1. FINANCIAL STATEMENTS

                         LEADVILLE CORPORATION
                                Balance Sheets
                                March 31, 1997
                                 (Unaudited)

                                    March 31,     December 31,
                                       1997           1996
ASSETS

CURRENT ASSETS
Cash                            $     22,879     $   146,340
Prepaid expenses and other             5,310           7,834

Total current assets                  28,189         154,174

PROPERTY AND EQUIPMENT, at cost
(Notes 2 and 3)
Mining properties, including assets
acquired under capital leases      7,356,979       7,356,979
Buildings and equipment:
Mine, including assets acquired
under capital leases               1,219,564       1,219,564
Mill                                 829,032         829,032
Other                                108,143         108,143
Land                                  22,429          22,429

                                   9,536,147       9,536,147
Less accumulated depreciation and
depletion including amortization
applicable to assets acquired under
capital leases                    (2,819,788)     (2,802,796)

                                   6,716,359       6,733,351
OTHER ASSETS:
Investments - certificates of
deposit                              133,000         133,000
Inventories                          351,964         363,289

                                     484,964         496,289

                                $  7,229,512    $  7,383,814
                                          -3-

                                  March 31,       December 31,
                                    1997              1996

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Related parties: (Note 4)
Convertible debentures (Note 3)$     440,000     $   440,000
Notes payable, stockholders (Note 3) 348,000         368,500
Accrued interest payable           3,263,732       3,160,482
Due to officers and directors          7,102          10,276
Notes payable-other                   55,000          55,000
Accounts payable                      67,633         106,017
Accrued expenses                      45,168          89,179
Capital lease obligations (Note 3)   809,594         796,040

Total current liabilities          5,036,229       5,024,994

SETTLEMENT OF LITIGATION (Note 3)     80,000          80,000

LONG-TERM DEBT:
Related parties                         -               -
Other                                   -               -

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY
Capital stock, par value $1 per share;
authorized 15,000,000 shares; issued and
outstanding March 31, 1997 and
December 31, 1996, 9,839,954 and
9,810,992 shares                   9,839,954       9,810,992
Additional paid-in capital         8,450,682       8,450,682
                                  18,290,636      18,261,674
Accumulated deficit              (16,177,353)    (15,982,854)

Total stockholders' equity         2,113,283       2,278,820

                                $  7,229,512    $  7,383,814




See Notes to Financial Statements.
                                       -4-

                              LEADVILLE CORPORATION

                             STATEMENTS OF OPERATIONS
                  Three Months ended March 31, 1997 and 1996
                                   (Unaudited)


                                           Three  Months
                                         ended March 31,
                                        1997            1996

Operating revenue                 $      -         $     -

Operating costs and expenses:
 General and administrative            67,114          61,161
 Depreciation                          16,992          16,242

  Total operating expenses             84,106          77,403

Operating loss                        (84,106)        (77,403)

Financial income and expense:
 Debt settlements                      (7,470)           -
 Interest income                        1,756           1,370
 Interest expense                    (104,679)       (106,678)

  Total financial income
   (expense)                         (110,393)       (105,308)

  Net loss                         $ (194,499)     $ (182,711)

Net loss per capital
 share                             $     (.02)     $     (.02)


 Weighted average number of
  capital shares outstanding
 (total shares)                     9,824,325       8,953,571

See Notes to Financial Statements.

                             LEADVILLE CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                         Three Months ended March 31, 1997
                                  (Unaudited)


                    March 31, 1997              December 31, 1996
                 Shares       Amount          Shares      Amount

Capital Stock 9,839,954  $  9,839,954      9,810,992 $ 9,810,992

Additional
Paid-In Capital             8,450,682                  8,450,682


Accumulated deficit,
December 31, 1996         (15,982,854)               (15,982,854)

                            2,307,782                $ 2,278,820

Net Loss,
March 31, 1997               (194,499)

                         $  2,113,283
















See Notes to Financial Statements.

                             LEADVILLE CORPORATION
                          STATEMENTS OF CASH FLOWS
                 Three Months Ended March 31, 1997 and 1996

                                       1997             1996
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                         $  (194,499)     $  (182,711)
Adjustments to reconcile net loss
to net cash provided by (used) in
operating activities:
Depreciation                          16,992           16,242
Change in assets and liabilities:
(Increase) decrease in:
Prepaid expenses                       2,524            2,525
Inventories                           11,325           11,325
Increase (decrease) in:
Accounts payable                     (38,384)           4,289
Accrued expenses                     (44,011)          11,178
Officer payables                      (3,174)          15,416
Accrued interest                     112,212           87,864
Capital lease obligations             13,554           13,554
Net cash provided by (used
in) operating activities            (123,461)         (20,318)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowing,
related parties                         -              20,000
Net cash provided by financing
activities                              -              20,000
Increase (decrease) in cash and
cash equivalents                    (123,461)            (318)
Cash and cash equivalents:
Beginning                            146,340            2,780
Ending                           $    22,879       $    2,462
SUPPLEMENTAL DISCLOSURES OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
Capital stock issued for
forgiveness of notes payable
and interest                     $    28,962       $     -

See Notes to Financial Statements.

                            LEADVILLE CORPORATION

                        NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 1997



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

Capitalization of Interest - The Company capitalizes interest expense as part of the historical cost of acquiring certain assets which require an extended period of time to prepare them for their intended use . Subsequent to 1988, interest has been expensed due to the suspension of development activities on the Company's properties.

Use of Estimates - The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. The Company makes significant assumptions concerning the realizability of its investment in property and equipment, and the ultimate liabilities associated with asserted claims . Management believes that the interim financial statements include all adjustments necessary in order to make the financial statements not misleading.















                                     - 8 -
Continuing operations:

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. At March 31, 1997, the Company has a significant investment in non-producing mining properties, recovery of which is dependent upon the production of ore reserves in commercial quantities or sale of these properties at an amount equal to or in excess of cost. In addition, the Company has suffered recurring losses from operations and at March 31, 1997 has a working capital deficiency of approximately $5,000,000 which includes approximately $4,050,000 due to related parties. The Company also has significant inventories which the Company intends to utilize in the start up and operation of its mining properties. As the ultimate realization of the mining properties and related inventories depends on circumstances which cannot currently be evaluated, it is not possible to determine whether any loss will ultimately be realized from their disposition. All real properties are collateral for convertible debentures. The Company has no property or liability insurance coverage at March 31, 1997 or as of the date of this report. The litigation concerning the environmental matters and certain mining equipment (Note 3) has made it difficult for the Company to obtain working capital through additional equity or debt financing. The Company has reached agreement with the EPA to reduce the $3,000,000 environmental liability to $500,000 and to waive past due amounts due under the consent decree. The Company is continuing its efforts to further improve terms of the consent decree and to ultimately have its properties severed from Superfund Site designation. Negotiations are continuing and no payments have been made to the United States pending results of ongoing discussions.

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

If the Company cannot successfully restructure its debt, satisfactorily resolve its current litigation and obtain working capital, secure an agreement with EPA to modify terms of the consent decree and ultimately achieve profitable operations, there is substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments which might result from the outcome of these uncertainties.

2.  Mining Properties:

At March 31, 1997, the Company owns two mining properties, the Sherman Hilltop Consolidation and the Diamond-Resurrection
Consolidation.

Activity at the Diamond-Resurrection property, primarily a gold property, has been suspended since 1989, due to insufficient cash resources to finance further exploration and development work.

Since May of 1987 and continuing into 1997, Leadville's activities at the Sherman Mine, primarily a silver property, have been limited to care, maintenance and permit related work, due to continuing low silver prices. During 1985, the Sherman Mine was placed in temporary cessation due to suspension of mining activities. During 1995, the temporary cessation period expired and Leadville will be required to conduct a program of study, exploration and sampling to maintain existing regulatory permits. In the event the required work is not performed, the Company may be required to reclaim the Sherman Mine site. The Company maintains a reclamation bond, in the amount of $128,000, which relates to the Sherman and Stringtown Mill sites. Although the Sherman Mine is not included as part of the California Gulch Superfund Site, the Environmental Protection Agency is considering use of rock materials located on the property for use on Superfund designated properties. Pending final decision by EPA on use of Sherman Mine materials, Leadville has taken no action at the Sherman Mine.






                                   - 9 -
3.  Notes Payable and Convertible Debentures:

The notes payable are summarized as follows:


                              March 31,      December 31,
                               1997              1996

Notes payable, at 10%, to
stockholders and/or officers/
directors, due dates range to
December 1997
                         $    348,000       $    368,000


Notes payable-other, at 10% due
dates ranging to
December 1997.
                         $     55,000       $     55,000


The above notes payable are convertible to the Company's capital stock at the option of note holders at conversion prices of $.80 to $1.00 per share during the term of the notes.


The convertible debentures are summarized as follows:


                             March 31,      December 31,
                               1997             1996

10% convertible debentures,
interest and principal due December 1997,
convertible to the Company's Capital
Stock at the option of the debenture
holders at a conversion price of $1
per share, collateralized by mining
properties.
                         $   440,000         $   440,000


Of the $440,000, $340,000 is due to stockholders. During 1996 and early 1997, the Company secured extended due dates for the debentures to December 1997.

3.  Commitments and Contingencies:

Lease Commitment Litigation - In December 1988, the Company sold and leased back certain equipment from an unrelated entity. Proceeds of $415,000 were recorded as a capital lease obligation. In addition, the Company leases several other pieces of mining equipment which are classified as capital leases. The Company was delinquent on certain of its lease obligation payments, and the lessor has asserted that the Company was in default. In January 1991, the lessor won a summary judgment in the amount of approximately $642,000, which represents all unpaid past and future
































                                    - 10 -
capital lease obligations (including interest). During 1994, in an appeal, the judgment amount of $642,000 was upheld, and additional attorneys fees and interest of approximately $46,000 were awarded the lessor. During the first three months of 1997, the Company accrued an additional $13,554 of interest expense on this obligation. During 1992, the lessor also won a summary judgment for possession of leased equipment with a net book value of $525,000 and for interest and penalty charges on the unpaid summary judgments. The lessor has also asserted that it has a lien on all the real property of the Company and that this lien should be foreclosed. Leadville contests lessor's foreclosure assertions. The lessor has repossessed approximately $402,000 of the leased equipment. Approximately $123,000 of equipment the lessor has not repossessed remains recorded as an asset of the Company.

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

During October 1995, the Company reached agreement, in principle, with the United States to reduce the consent decree obligation amount of $3,000,000 to $500,000, with minimum annual cash payments to begin in April 1996. In effect, the contingent liability of $2,750,000 was reduced to $250,000. In consideration, the Company agreed to provide to the United States certain dirt and rock material for use by the Environmental Protection agency (EPA) in remedial action work at the Superfund site. During late 1995, the EPA began to use the dirt material. The Company's management is continuing efforts to further improve terms of the Consent Decree and to ultimately have its properties severed from Superfund Site designation. The Company has accrued a $110,000 environmental settlement liability, which was the present value of the $250,000 future minimum payments.

Contract Mining Litigation - During March 1990, a subcontractor of the Company filed an action in Lake County District Court for non-payment of approximately $35,000 for mining services, plus associated costs. Leadville has filed a counter-claim against the plaintiff for approximately $185,000 relating to the same contract. No action has occurred in the case since 1993 and the Court ordered a status report on the issues by August 1996. Since August of 1996, no further action has occurred in this case.

Certificates of Deposit - The Company is required by the Mined
Lands Reclamation Board to maintain certificates of deposit for future reclamation costs. No future reclamation costs have been accrued as of March 31, 1997.














                                    - 11 -
4.  Related Party Transactions:

Certain officers, directors and stockholders have provided significant loans and advanced expenses to the Company in recent years. The aggregate indebtedness, including accrued interest and other payables, amounted to approximately $4,050,000 at March 31, 1997. Substantially all of that indebtedness is convertible in the Company's Capital Stock at a price of $1.00 per share.

The Company leases office space on a month-to-month basis from an officer for $125 per month. This officer is a principal partner in an accounting firm which performs bookkeeping, accounting and other administrative services for the Company. As of March 31, 1997, the Company owed the firm approximately $7,100 for accrued fees and expenses.


5.   Income Taxes:

At December 31, 1996, the Company has available tax net operating loss carryforwards of approximately $7,700,000, which can be utilized to offset future taxable income.
Utilization of these loss carryforwards may be limited due to changes in ownership of the Company, and expire from 1997 through 2011.


















                                    - 12 -


ITEM 2.   PLAN OF OPERATION


The following discussion should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere herein. The Company's results may be affected by various trends and factors which are beyond the Company's control. These include factors discussed elsewhere herein.

With the exception of historical information, the matters discussed below under the headings "Plan of Operations" may include forward-looking statements that involve risks and uncertainties. The Company cautions the reader that a number of important factors discussed herein, and in other reports filed with the Securities and Exchange Commission, could affect the Company's actual results and cause actual results to differ materially from those discussed in forward-looking statements.

The Company earned no operating revenues during 1995 and 1996 and incurred net losses in those years of $617,069 and $633,057 respectively. Management does not anticipate that any operating revenues will be generated during the year 1997. The Company's most viable prospect for generating income from operations is by achieving production at the Diamond-Resurrection property. The property should be primarily a gold producer. In order to achieve production from the Diamond property, the Company must secure significant financing for further mine development and to reestablish milling capabilities.

Leadville is severely undercapitalized. As of March 31, 1997, the Company has a working capital deficit of $5,008,000 and minimal operating cash. With the exception of the $500,000 in proceeds received in 1996 from issuance of stock, substantially all of Leadville's cash needs have been met loans from the Company's President and by proceeds from short term notes. Management is hopeful that cash needs for 1997 will be met from existing cash resources and short-term borrowings until significant financing can be secured.

In 1996 and in the first quarter of 1997, the Company used cash to meet general, administrative and property obligations. In addition, certain long standing past due obligations were settled on terms favorable to Leadville. No capital expenditures were made during the first quarter of 1997.

The Company's certificates of deposit, in the amount of $133,000, are held as mining reclamation bonds and classified as long term assets.

In order for Leadville to continue as a going concern and attempt to operate its mining properties, a significant amount of capital from sources outside the Company willl be required. Management is seeking to resume discussions with several mining companies that previously expressed interest in the Diamond and Sherman Mine properties. It is management's assessment that financing will be difficult to obtain until the California Gulch Superfund site cleanup issues are more clearly defined. The EPA Court action involving the Leadville Mining District, for all practical purposes, eliminated Leadville's ability to obtain significant outside financing over the past several years. Management cannot predict if or when the litigation will be resolved to a point where outside parties will show a serious interest and ability to provide financing to Leadville.

During 1997, management will continue its efforts to obtain financing for the Company's properties through joint-venture, cash investment or a secondary offering of Leadville's stock. No assurance can be given that Leadville will be successful in securing financing. In order to improve the financing prospects for Leadville, managment is continuing its efforts to lessen the financial and operating burdens of the consent decree with the United States and negotiations with the EPA are continuing.

The Company continues to incur significant interest charges associated with the outstanding notes and debentures payable. Management believes that a substantial amount of the note, debenture and associated accrued interest obligations will ultimately be converted to Capital Stock by the holders. The holders of these instruments have the right to convert principal and accrued interest to Capital Stock at prices of $.80 to $1.00 per share. Substantially all holders of the notes and debentures payable are stockholders of the Company.

                                    -13-
Leadville intends to use the proceeds from significant financing to settle existing obligations and to finance an exploration and development program on the Diamond properties. The objective of the exploration program is to identify reserves in addition to the 700,000 tons already identified at the Diamond-Resurrection. In anticipation of settling the environmental litigation, Leadville completed three studies of the Diamond property during 1992, 1993 and early 1997.
The studies included verification of known mineralization, evaluation of mine development, and surface geo-physics intended to indicate potential exploration targets. Conclusions of these studies are encouraging and provide additional evidence that the Diamond-Resurrection property may hold significant deposits of gold, silver and base metals.

Full production at the Diamond Mine will require a significant capital expenditure to acquire surface plant and underground equipment. Realizing operating revenues from the Diamond Mine production will require that the Company re-establish milling capabilities at the Stringtown Mill site, construct a new milling facility or make other milling arrangements. No significant capital expenditures are anticipated to be made until such time as the Company secures significant financing or participation on
the Diamond properties.   Management does not anticipate that
there will be an significant change in the number of Company employees, until such time as significant financing can be obtained. The Company's Board of Directors is in the process of expanding its number of members beyond three. In addition, the Board is seeking new members for senior management positions.


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

During October 1995, Leadville reached agreement, in principle, with the United States to reduce the consent decree obligation amount of $3,000,000 to $500,000, with minimum annual cash payments to begin in April 1996. In effect, the contingent liability of $2,750,000 was reduced to $250,000. In consideration, Leadville agreed to provide to the United States certain dirt and rock material for use by the Environmental Protection Agency (EPA) in remedial action work at the Superfund site. During late 1995, the EPA began to use the dirt material. Leadville management is continuing efforts to improve terms of the consent decree and ultimately, to sever the Company's properties from Superfund Site designation. Leadville has made no payments to the United States, pending resolution of current negotiations with the EPA.


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

In October 1994, Leadville and Mining Equipment, Inc. reached an agreement to settle the case for $678,000. The plaintiff has obtained possession of substantially all mining and milling equipment subject to the lease agreements, with the exception of the Diamond Mine hoist and certain other equipment. The plaintiff's right to possession of the hoist is subordinate to Leadville's debenture holders' first mortgage position. Plaintiff intends to obtain possession of the other equipment in 1997.

As of March 31, 1997, Leadville is obligated to Mining Equipment,
Inc. in the amount of $809,594 including accrued interest. The plaintiff asserts that it has the right to foreclose on Leadville's properties to satisfy the obligation.
Leadville contests such assertions and, to date, the plaintiff has not initiated any foreclosure action.

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

Leadville counter-claimed for damages resulting from improper construction of the Diamond Mine shaft and damages resulting from Cowin & Company activities at the site. Since no action had been taken in the case since October 1993, the Court ordered a Status Report be filed on the matter by August 30, 1996. The status report was filed with the Court, however, no action has occurred since then.

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

(b)  Reports on Form 8-K filed during the Registrant's first
     quarter of 1997.   NONE



























                                    - 17 -
                             SIGNATURES


Pursuant to the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


LEADVILLE CORPORATION
(Registrant)



 DANIEL F. NIBLER

Daniel F. Nibler, Vice President,
Secretary-Treasurer, (Principal
Financial and Accounting Officer)



Dated:     MAY 15, 1997