Form 10QSB
period 1997-06-30
LEADVILLE CORP
filed 1997-08-15
CIK 58204

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549
                          Form 10-QSB

Quarterly Report under Section 13 or 15(d)of the Securities
Exchange Act of 1934 For Quarterly period ended June 30, 1997

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


                  APPLICABLE ONLY TO CORPORATE ISSUERS

                                  9,920,791
             State the number of Shares of the issuer's classes of common equity, as of the latest practicable date:

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




















                                 -2-

PART I
ITEM 1. FINANCIAL STATEMENTS

                         LEADVILLE CORPORATION

                                Balance Sheets
                                June 30, 1997
                                 (Unaudited)

                                       June 30,    December 31,
                                          1997          1996
ASSETS

CURRENT ASSETS
Cash                              $     23,391     $   146,340
Prepaid expenses and other              10,698           7,834

Total current assets                    34,089         154,174

PROPERTY AND EQUIPMENT, at cost
 (Notes 2 and 3)
Mining properties, including assets
 acquired under capital leases       7,356,979       7,356,979
Buildings and equipment:
Mine, including assets acquired
 under capital leases                1,219,564       1,219,564
Mill                                   829,032         829,032
Other                                  108,143         108,143
Land                                    22,429          22,429

                                     9,536,147       9,536,147
Less accumulated depreciation and
 depletion including amortization
 applicable to assets acquired under
 capital leases                     (2,836,780)     (2,802,796)

                                     6,699,367       6,733,351

OTHER ASSETS:
Investments - certificates of deposit  133,000         133,000
Inventories                            340,639         363,289
                                       473,639         496,289

                                  $  7,207,095    $  7,383,814
                                          -3-

                                        June 30,     December 31,
                                         1997          1996

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Related parties: (Note 4)
Convertible debentures (Note 3)     $    440,000   $    440,000
Notes payable, stockholders (Note 3)     329,000        368,000
Accrued interest payable               3,346,819      3,160,482
Due to officers and directors              8,912         10,276
Notes payable-other                       55,000         55,000
Accounts payable                          76,956        106,017
Accrued expenses                          50,063         89,179
Capital lease obligations (Note 3)       823,148        796,040

Total current liabilities              5,129,898      5,024,994


SETTLEMENT OF LITIGATION (Note 3)         80,000         80,000

LONG-TERM DEBT:
Related parties                             -              -
Other                                       -              -

COMMITMENTS AND CONTINGENCIES (Note 3)


STOCKHOLDERS' EQUITY
Capital stock, par value $1 per share;
authorized 15,000,000 shares; issued and
outstanding June 30, 1997 and
December 31, 1996, 9,920,791 and
9,810,992 shares                       9,920,791      9,810,992
Additional paid-in capital             8,450,682      8,450,682
                                      18,371,473     18,261,674
Accumulated deficit                  (16,374,276)   (15,982,854)

Total stockholders' equity             1,997,197      2,278,820

                                    $  7,207,095   $  7,383,814


See Notes to Financial Statements.
                                       -4-
             Part I
                              LEADVILLE CORPORATION

                             STATEMENTS OF OPERATIONS
                     Six months ended June 30, 1997 and 1996
                                   (Unaudited)

                              Three Months          Six Months
                              ended June 30,       ended June 30,
                             1997      1996       1997      1996

Operating revenue      $    -     $    -     $    -     $    -


Operating costs and expenses:
General and
 administrative          74,523     24,254    141,637     85,415
Depreciation             16,992        250     33,984     16,492

Total operating expenses 91,515     24,504    175,621    101,907

Operating loss          (91,515)   (24,504)  (175,621)  (101,907)

Financial income ad expense:
Debt settlement            -          -        (7,470)      -
Interest income           1,890      1,455      3,646      2,825
Other income               -         1,200       -         1,200
Interest expense       (107,298)  (118,132)  (211,977)  (224,810)

Total financial income
 (expense)             (105,408)  (115,477)  (215,801)  (220,785)


Net loss              $(196,923) $(139,981) $(391,422) $(322,692)

Net loss per capital
 share                $    (.02) $    (.02) $    (.04) $    (.04)

Weighted average number of
capital shares outstanding
(total shares)        9,871,933  9,054,047  9,851,072  8,970,317

See Notes to Financial Statements.

                                        -5-

                            LEADVILLE CORPORATION

                      STATEMENTS OF STOCKHOLDERS' EQUITY
                           Six Months ended June 30, 1997
                                 (Unaudited)

                      June 30, 1997           December 31, 1996
                    Shares       Amount       Shares      Amount

Capital Stock     9,920,791  $  9,920,791  9,810,992 $ 9,810,992

Additional
Paid-In Capital                 8,450,682              8,450,682


Accumulated deficit,
December 31, 1996             (15,982,854)           (15,982,854)

                                2,388,619            $ 2,278,820

Net Loss,
June 30, 1997                    (391,422)

                             $  1,997,197

















See Notes to Financial Statements.

                                        - 6 -

                            LEADVILLE CORPORATION

                           STATEMENTS OF CASH FLOWS
                   Six Months Ended June 30, 1997 and 1996

                                        1997             1996
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                          $  (391,422)     $  (322,692)
Adjustments to reconcile net loss
to net cash provided by (used) in
operating activities:
Depreciation                           33,984           16,492
Change in assets and liabilities:
 (Increase) decrease in:
Prepaid expenses                       (2,864)           5,050
Inventories                            22,650           11,325
Increase (decrease) in:
Accounts payable                      (29,061)           1,095
Accrued expenses                      (39,116)          23,280
Officer payables                       (1,364)          16,995
Accrued interest                      207,136          188,315
Capital lease obligations              27,108           27,108
Net cash provided by (used
 in) operating activities            (172,949)         (33,032)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowing,
related parties                        50,000           35,000
Proceeds from sale of stock              -               8,000
Net cash provided by financing
activities                             50,000           43,000
Increase (decrease) in cash and
cash equivalents                     (122,949)           9,968
Cash and cash equivalents:
Beginning                             146,340            2,780
Ending                            $    23,391       $   12,748

SUPPLEMENTAL DISCLOSURES OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
Capital stock issued for
forgiveness of notes payable
and interest                      $   109,799       $  293,428

See Notes to Financial Statements.
                                         -7-

                           LEADVILLE CORPORATION

                       NOTES TO FINANCIAL STATEMENTS
                               June 30, 1997

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

Property and Equipment - Mining properties consist primarily of patented and unpatented mining claims. Through ownership and claim control, the Company's land holdings include nearly 4,500 acres of land. Mining properties include the cost of acquisition and accumulated exploration and development expenditures incurred in the pre-production stage.

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

Continuing operations:

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. At June 30, 1997, the Company has a significant investment in non-producing mining properties, recovery of which is dependent upon the production of ore reserves in commercial quantities or sale of these properties at an amount equal to or in excess of cost. In addition, the Company has suffered recurring losses from operations and at June 30, 1997 has a working capital deficiency of approximately $5,096,000 which includes approximately $4,050,000 due to related parties. The Company also has significant inventories which the Company intends to utilize in the start up and operation of its mining properties. As the ultimate realization of the mining properties and related inventories depends on circumstances which cannot currently be evaluated, it is not possible to determine whether any loss will ultimately be realized from their disposition.
All real properties are collateral for convertible debentures. The Company has no property or liability insurance coverage at June 30, 1997 or as of the date of this report. The litigation concerning the environmental matters and certain mining equipment (Note 3) has made it difficult for the Company to obtain significant working capital through additional equity or debt financing. The Company has reached agreement with the EPA to reduce the $3,000,000 environmental liability to $500,000 and to waive past due amounts due under the Consent Decree. The Company is continuing its efforts to further improve terms of the Consent Decree and to ultimately have its properties severed from Superfund Site designation. Negotiations are continuing and no payments have been made to the United States pending results of ongoing discussions.

The Company believes a substantial portion of the convertible debentures, notes payable and associated accrued interest may at some future time be converted into capital shares. Management is continuing to investigate alternatives to raise additional working capital which will be required to meet current and future obligations and is vigorously attempting to settle outstanding litigation matters without additional material impact to the Company's financial position.



If the Company cannot successfully resolve its current litigation, re-structure its debt and continue to secure necessary working capital, there is substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments which might result from the outcome of these uncertainties. The
Company's management is encouraged, however, by recent negotiations with the EPA which could significantly modify the Consent Decree and release part or all of Leadville's properties from Superfund designation. A report requested by EPA to begin this process has been submitted to the EPA for review.

2.  Mining Properties:

As of June 30, 1997, the Company owns two mining properties, the Sherman-Hilltop Consolidation, consisting of approximately 3,000 acres and the Diamond-Resurrection Consolidation consisting of 1,180 acres. The Company also owns the 340 acre Stringtown Mill Site which was a functioning milling facility in 1989 and is still permitted for this use.

Activity at the Diamond-Resurrection property, primarily a gold property along with other metals including silver, copper, lead and zinc in recoverable quantities, has been suspended since 1989, due to insufficient cash resources to finance further exploration and development work. The Company maintains a $5,000 reclamation bond for the site.

Since May of 1987 and continuing into 1997, Leadville's activities at the Sherman Mine, primarily a silver property with other metals including gold, copper, lead and zinc, have been limited to care, maintenance and permit related work, due to continuing low silver prices. During 1985, the Sherman Mine was placed in temporary cessation due to suspension of mining activities. During 1995, the temporary cessation period expired and Leadville will be required to conduct a program of study, exploration and sampling to maintain existing regulatory permits. In the event the required work is not performed, the Company may be required to reclaim the Sherman Mine site. The Company maintains a reclamation bond, in the amount of $128,000, which relates to the Sherman and Stringtown Mill sites. Although the Sherman Mine is not included as part of the California Gulch Superfund Site, the EPA is using rock materials located on the property for use on Superfund designated properties. Pending final earthwork by the EPA at the Sherman Mine, Leadville has taken no action at the Sherman Mine. Discussions are underway with the state of Colorado and EPA in an effort to reduce the bonding requirements based on the EPA's restoration efforts at the site.

3.  Notes Payable and Convertible Debentures:

The notes payable are summarized as follows:


                               June 30,       December 31,

                                1997                 1996

Notes payable, at 10%, to
stockholders and/or officers/
directors, due dates range to
June 1998
                            $    329,000       $    368,000

Notes payable-other, at 10% due
dates ranging to
December 1997.
                            $     55,000       $     55,000


The above notes payable are convertible to the Company's capital stock at the option of note holders at conversion prices of $.80 to $1.00 per share during the term of the notes.













The convertible debentures are summarized as follows:


                                   June 30,          December 31,
                                    1997                1996

10% convertible debentures,
interest and principal due December 1997,
convertible to the Company's Capital
Stock at the option of the debenture
holders at a conversion price of $1
per share, collateralized by mining
properties.
                                $   440,000         $   440,000

Of the $440,000, $340,000 is due to stockholders. During 1996 and early 1997, the Company secured extended due dates for the debentures to December 31, 1997.


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

During 1994, in an appeal, the judgment amount of $642,000 was upheld, and additional attorneys fees and interest of approximately $46,000 were awarded the lessor. During the first six months of 1997, the Company accrued an additional $27,000 of interest expense on this obligation. During 1992, the lessor also won a summary judgment for possession of leased equipment with a net book value of $525,000 and for interest and penalty charges on the unpaid summary judgments. The lessor has also asserted that it has a lien on all the real property of the Company and that this lien should be foreclosed. Leadville contests lessor's foreclosure assertions. The lessor has repossessed approximately $402,000 of the leased equipment. Approximately $123,000 of equipment the lessor has not repossessed remains recorded as an asset of the Company.

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

During October 1995, the Company reached agreement, in principle, with the United States to reduce the consent decree obligation amount of $3,000,000 to $500,000, with minimum annual cash payments to begin in April 1996. In effect, the contingent liability of $2,750,000 was reduced to $250,000. In consideration, the Company agreed to provide to the United States certain dirt and rock material for use by the Environmental Protection agency (EPA) in remedial action work at the Superfund site. During late 1995, the EPA began to use the dirt material. The Company's management is continuing efforts to further improve terms of the Consent Decree and to ultimately have its properties severed from Superfund Site designation. The Company has accrued a $110,000 environmental settlement liability, which is the present value of the $250,000 future minimum payments.

Recent discussions with EPA relative to de-listing some or all of Leadville's properties from Superfund designation have been very favorable, as the EPA has designated no work associated with the Diamond-Resurrection property and work planned for the Stringtown Mill site is minimal.

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

Certificates of Deposit - The Company is required by the Mined Lands Reclamation Board to maintain certificates of deposit for future reclamation costs. No future reclamation costs have been accrued as of June 30, 1997. Discussions with the EPA and the state of Colorado may allow the reduction of the bond amount, based upon EPA's use of clay and dolomite limestone at the Stringtown Mill site and Sherman-Hilltop mine, respectively.















                                   - 11 -
4.  Related Party Transactions:

Certain officers, directors and stockholders have provided significant loans and advanced expenses to the Company in recent years. The aggregate indebtedness, including accrued interest and other payables, amounted to approximately $4,050,000 at June 30, 1997. Substantially all of that indebtedness is convertible in the Company's Capital Stock at a price of $1.00 per share.

The Company leases office space and facilities from it new
President for a quarterly operating stipend of $6,125. Terms of this agreement may be renegotiated after one year.

In addition, the Company leases office space on a month-to-month basis from an officer for $125 per month. This officer is a principal in an accounting firm which performs bookkeeping, accounting and other administrative services for the Company. As of June 30, 1997, the Company owed the firm approximately $8,982 for accrued fees and expenses.


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

During June, 1997, the Company selected a new President to guide the Company through its efforts to resolve its outstanding liabilities and re-start its mining efforts. John H. Gasper, MSEM, P.E. replaced Dr. Robert G. Risk, President and Chairman for forty-eight years, effective July 1, 1997. Mr. Gasper is a registered professional engineer with a masters degree in mining engineering. He has extensive experience in the restoration of lands impacted by mining, including Superfund related projects. His efforts have produced award winning designs and have included many areas of mining and civil construction. Mr. Gasper has served as a lecturer at West Virginia University teaching mine design, surveying and mineralogy. He has served as the chief mining engineer for ATEC Associates for over twelve years and has been President of EnviRestore Engineering, LLP for the past year. His efforts to date have led to favorable commitments from the EPA and shareholders.

The Company earned no operating revenues during 1995 and 1996 and incurred net losses in those years of $617,069 and $633,057 respectively. Management does not anticipate that any operating revenues will be generated during the year 1997. The Company's most viable prospect for generating income from operations is by achieving production at the Diamond-Resurrection property. The property should be primarily a gold producer, with significant quantities of silver, copper lead and zinc all present in the ores. In order to achieve production from the Diamond property, the Company must secure significant financing for further mine development and to reestablish milling capabilities.

Leadville is severely undercapitalized. As of June 30, 1997, the Company has a working capital deficit of $5,096,000 and minimal operating cash. With the exception of the $500,000 in proceeds received in 1996 from issuance of stock, substantially all of Leadville's cash needs have been met loans from the Company's Chairman and by proceeds from short term notes. Management is hopeful that cash needs for 1997 will be met from existing cash resources and short-term borrowings until significant financing can be secured.

In 1996 and in the first quarter of 1997, the Company used cash to meet general, administrative and property obligations. In addition, certain long standing past due obligations were settled on terms favorable to Leadville. No capital expenditures were made during the first six months of 1997.

The Company's certificates of deposit, in the amount of $133,000, are held as mining reclamation bonds and classified as long term assets.

In order for Leadville to continue as a going concern and re-start its mining operations, a significant amount of capital from sources outside the Company will be required. Management is seeking to resume discussions with several mining companies that previously expressed interest in the Diamond and Sherman Mine properties. It is management's assessment that financing will be difficult to obtain until the California Gulch Superfund site cleanup issues are more clearly defined. The EPA Court action involving the Leadville Mining District, for all practical purposes, eliminated Leadville's ability to obtain significant outside financing over the past several years. Management cannot predict if or when the litigation will be resolved to a point where outside parties will show a serious interest and ability to provide financing to Leadville. However, recent discussions with the EPA have been very encouraging and de-listing of some or all of Leadville's properties impacted by the Superfund may take place in the near future.

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


Leadville intends to use the proceeds from significant financing to settle existing obligations, to finance an exploration and development program and to begin production from the Diamond properties. The objective of the exploration program is to identify reserves in addition to the 700,000 tons already identified at the Diamond-Resurrection. In anticipation of settling the environmental litigation, Leadville completed three studies of the Diamond property during 1992, 1993 and early 1997. The studies included verification of known mineralization, evaluation of mine development, and surface geo-physics intended to indicate potential exploration targets. Conclusions of these studies are very encouraging and provide additional evidence that the Diamond-Resurrection property may hold significant deposits of gold, silver and base metals.

Full production at the Diamond-Resurrection Mine will require a significant capital expenditure to acquire surface plant and underground equipment. Realizing operating revenues from the Diamond-Resurrection Mine production will require that the Company re-establish milling capabilities at the Stringtown Mill site, construct a new milling facility or make other milling arrangements. No significant capital expenditures are anticipated to be made until such time as the Company secures significant financing or participation on the Diamond properties. Management does not anticipate that there will be any significant change in the number of Company employees, until such time as significant financing can be obtained. The Company's Board of Directors is in the process of expanding its number of members beyond three. In addition to retaining Mr. Gasper as President and a Director, the Company is seeking new members for senior management positions.

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

During October 1995, Leadville reached agreement, in principle, with the United States to reduce the consent decree obligation amount of $3,000,000 to $500,000, with minimum annual cash payments to begin in April 1996. In effect, the contingent liability of $2,750,000 was reduced to $250,000. In consideration, Leadville agreed to provide to the United States certain dirt and rock material for use by the Environmental Protection Agency (EPA) in remedial action work at the Superfund site. During late 1995, the EPA began to use the dirt material. Leadville management is continuing efforts to improve terms of the consent decree and ultimately, to sever the Company's properties from Superfund Site designation. Leadville has made no payments to the United States, pending resolution of current negotiations with the EPA. In early August 1997, Leadville submitted a report requested by EPA. This report, which focused on controlling water quality in the Yak drainage tunnel, was required by the EPA to begin the de-listing process.
The report is currently under review.


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

As of June 30, 1997, Leadville is obligated to Mining Equipment,
Inc. in the amount of $823,100 including accrued interest. The plaintiff asserts that it has the right to foreclose on Leadville's properties to satisfy the obligation.
Leadville contests such assertions and, to date, the plaintiff has not initiated any foreclosure action.


                                   - 15 -
COWIN & COMPANY, INC.

In 1990, Cowin & Company, Inc. Mining Engineers and Contractors filed suit against Leadville in Lake County, Colorado District Court asserting that Leadville was obligated to Cowin & Company, Inc. for approximately $45,000 for contract mining fees and costs. Cowin & Company, Inc. is requesting damages, equipment possession and general relief relating to a contract mining agreement entered into March 3, 1987.

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



























                                   - 16 -

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



Dated:     AUGUST 15, 1997