Form 10QSB
period 1997-09-30
LEADVILLE CORP
filed 1997-11-17
CIK 58204

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For Quarterly period ended September 30, 1997

Transaction   report   under   section   13   or   15(d)  of  the  exchange  act
For the transition period from _______________ to _______________
Commission file number __________________0-1519__________________

                              LEADVILLE CORPORATION
             (Exact Name or Registrant as Specified in its Charter)

              COLORADO                         84-0388216
      ------------------------   ------------------------------------
      (State of Incorporation)   (I.R.S. Employer Identification No.)

   2851 S. PARKER ROAD, SUITE 610, AURORA, COLORADO         80014
   ------------------------------------------------         -----
        (Address of Principal Executive Office)           (Zip Code)

                                 (303) 671-9792
                           (Issuer's telephone number)
                                       N/A
--------------------------------------------------------------------------------
 (Former name, address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__ No _____

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.    Yes _____ No _____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

                                    9,979,164
                      ------------------------------------
              State the number of Shares of the issuer's classes of
               common equity, as of the latest practicable date:

           Transitional Small Business Disclosure Format (Check one):
                               Yes _____ No __X__

                              LEADVILLE CORPORATION
                          INDEX TO FINANCIAL STATEMENTS
                          AND SUPPLEMENTARY INFORMATION


                                                        Page
                                                        ----

PART I - FINANCIAL INFORMATION

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

PART I

  ITEM 1. FINANCIAL STATEMENTS
  ----------------------------

                              LEADVILLE CORPORATION

                                 Balance Sheets
                               September 30, 1997
                                   (Unaudited)

                                                  September 30,     December 31,
                                                      1997              1996
                                                  ------------      ------------
     ASSETS

     CURRENT ASSETS

        Cash                                      $     41,773       $   146,340
        Prepaid expenses and other                      14,013             7,834
                                                    ----------        ----------


           Total current assets                         55,786           154,174
                                                    ----------        ----------


     PROPERTY AND EQUIPMENT, at cost
      (Notes 2 and 3)
        Mining properties, including assets
         acquired under capital leases               7,356,979         7,356,979
        Buildings and equipment:
         Mine, including assets acquired
          under capital leases                       1,219,564         1,219,564
         Mill                                          829,032           829,032
         Other                                         108,143           108,143
         Land                                           22,429            22,429
                                                    ----------        ----------

                                                     9,536,147         9,536,147
         Less accumulated depreciation and
          depletion including amortization
          applicable to assets acquired under
          capital leases                            (2,853,772)       (2,802,796)
                                                    ----------        ----------

                                                     6,682,375         6,733,351
                                                    ----------        ----------

     OTHER ASSETS:
      Investments - certificates of deposit            133,000           133,000
      Inventories                                      329,314           363,289
                                                    ----------        ----------

                                                       462,314           496,289
                                                    ----------        ----------

                                                  $  7,200,475      $  7,383,814
                                                    ==========        ==========


                                                   September 30,      December 31,
                                                       1997               1996
                                                   ------------       -----------


     LIABILITIES AND STOCKHOLDERS' EQUITY


     CURRENT LIABILITIES
       Related parties: (Note 5)
         Convertible debentures (Note 3)            $    440,000     $    440,000
         Notes payable, stockholders (Note 3)            400,500          368,000
         Accrued interest payable                      3,444,246        3,160,482
         Due to officers and directors                     4,426           10,276
       Notes payable-other                                55,000           55,000
       Accounts payable                                   66,579          106,017
       Accrued expenses                                   85,472           89,179
       Capital lease obligations (Note 4)                836,702          796,040
                                                      ----------       ----------

             Total current liabilities                 5,332,925        5,024,994
                                                      ----------       ----------


     SETTLEMENT OF LITIGATION (Note 4)                    80,000           80,000


     LONG-TERM DEBT:
       Related parties                                      -                -
       Other                                                -                -


     COMMITMENTS AND CONTINGENCIES (Note 4)



     STOCKHOLDERS' EQUITY
        Capital stock,  par value $1 per share;
         authorized  15,000,000  shares; issued
         and  outstanding  September  30,  1997
         and  December  31,  1996, 9,979,164
         and 9,810,992 shares                          9,979,164        9,810,992
        Additional paid-in capital                     8,444,982        8,450,682
                                                      ----------       ----------
                                                      18,424,146       18,261,674
       Accumulated deficit                           (16,636,596)     (15,982,854)
                                                      ----------       ----------

             Total stockholders' equity                1,787,550        2,278,820
                                                      ----------       ----------

                                                    $  7,200,475     $  7,383,814
                                                      ==========       ==========

     See Notes to Financial Statements and Accountant's Compilation Report.

                                                                          Part I
                              LEADVILLE CORPORATION

                            STATEMENTS OF OPERATIONS
                  Nine months ended September 30, 1997 and 1996
                                   (Unaudited)

                                        Three months           Nine months
                                     ended September 30,   ended September 30,
                                     -------------------   -------------------

                                       1997       1996       1997       1996
                                       ----       ----       ----       ----

  Operating revenue                 $    -    $     -     $    -     $    -
                                     --------  ---------   --------   --------


  Operating costs and expenses:
   General and administrative         137,005     84,089    278,642    169,504
   Depreciation                        16,992        751     50,976     17,243
                                     --------   --------   --------   --------

    Total operating expenses          153,997     84,840    329,618    186,747
                                     --------   --------   --------   --------

    Operating loss                   (153,997)   (84,840)  (329,618)  (186,747)
                                     --------   --------   --------   --------

  Financial income and expense:
   Debt settlement                       -          -        (7,470)      -
   Interest income                      2,158      1,597      5,804      4,422
   Other income                         1,025        315      1,025      1,515
   Interest expense                  (111,506)   (94,704)  (323,483)  (319,514)
                                     --------   --------   --------   --------

    Total financial income
     (expense)                       (108,323)   (92,792)  (324,124)  (313,577)
                                     --------   --------   --------   --------


    Net loss                        $(262,320) $(177,632) $(653,742) $(500,324)
                                     ========   ========   ========   ========

  Net loss per capital
   share                            $    (.03) $    (.02) $    (.07) $    (.05)
                                     ========   ========   ========   ========


   Weighted average number of
    capital shares outstanding
    (total shares)                  9,979,164  9,555,352  9,929,313  9,115,499
                                    =========  =========  =========  =========

   See Notes to Financial Statements.

                              LEADVILLE CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                      Nine months ended September 30, 1997
                                   (Unaudited)

                             September 30, 1997          December 31, 1996
                          -----------------------      ---------------------

                            Shares       Amount          Shares     Amount
                          ----------- -----------      ---------- ----------

    Capital Stock         9,979,164   $ 9,979,164      9,810,992 $ 9,810,992

    Additional
     Paid-In Capital                    8,444,982                  8,450,682

    Accumulated deficit,
     December 31, 1996                (15,982,854)               (15,982,854)
                                       ----------                 ----------

                                        2,441,292                $ 2,278,820
                                                                  ==========

    Net Loss,
     September 30, 1997                  (653,742)
                                       ----------

                                      $ 1,787,550
                                       ==========

    See Notes to Financial Statements.

                              LEADVILLE CORPORATION

                            STATEMENTS OF CASH FLOWS
                  Nine months ended September 30, 1997 and 1996


                                                 1997             1996
                                              ----------       ----------

    CASH FLOWS FROM OPERATING ACTIVITIES
       Net loss                             $  (653,742)     $  (500,324)
       Adjustments to reconcile net loss
        to net cash provided by (used) in
        operating activities:
         Depreciation                            50,976           17,243
         Provision for inventory obsolescence    33,975           11,325
         Loss on debt settlements                 7,470             -
         Change in assets and liabilities:
           (Increase) decrease in:
              Prepaid expenses                   (6,179)          (2,525)
            Increase (decrease) in:
              Accounts payable                  (19,065)         (11,388)
              Accrued expenses                   (3,707)         (39,777)
              Officer payables                   18,450            5,174
              Accrued interest                  305,093          281,496
              Capital lease obligations          40,662           40,662
                                               --------        ---------

            Net cash provided by (used
              in) operating activities         (226,067)        (198,114)
                                               --------        ---------

      CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from borrowing, related parties  121,500           45,000
      Proceeds from sale of stock                  -             508,000
      Repayment of loans and interest              -             (92,502)
                                               --------        ---------

             Net cash provided by financing
              activities                        121,500          460,498
                                               --------        ---------

             Increase (decrease) in cash and
              cash equivalents                 (104,567)         262,384

    Cash and cash equivalents:
      Beginning                                 146,340            2,780
                                               --------         --------

      Ending                                $    41,773       $  265,164
                                               ========         ========

    SUPPLEMENTAL DISCLOSURES OF NON-CASH
       INVESTING AND FINANCING ACTIVITIES:
           Capital stock issued for
            Conversion of notes payable,
            interest and expenses           $   168,172       $  336,515
                                              =========         ========

    See Notes to Financial Statements.

                              LEADVILLE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1997


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

Capitalization of Interest - The Company capitalizes interest expense as part of the historical cost of acquiring certain assets which require an extended period of time to prepare them for their intended use. Subsequent to 1988, interest has been expensed due to the suspension of development activities on the Company's properties.

Use of Estimates - The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. The Company makes significant assumptions concerning the realizability of its investment in property and equipment, and the ultimate liabilities associated with asserted claims, including the recently commenced foreclosure proceeding by a judgement creditor of the Company. (See Part I, Note 3, Lease Commitment Litigation, and Part II, Item 1, Legal Proceedings, Mining Equipment, Inc.)
Management believes that the interim financial statements include all adjustments necessary in order to make the financial statements not misleading.

Continuing operations:

The accompanying financial statements have been prepared on a going-concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. At September 30, 1997, the Company has a significant investment in non-producing mining properties, recovery of which is dependent upon the production of ore reserves in commercial quantities or sale of these properties at an amount equal to or in excess of cost. In addition, the Company has suffered recurring losses from operations and at September 30, 1997 has a working capital deficiency of approximately $5,277,000 which includes approximately $4,289,000 due to related parties. The Company also has significant inventories which the Company intends to utilize in the start up and operation of its mining properties. As the ultimate realization of the mining properties and related inventories depends on circumstances which cannot currently be evaluated, it is not possible to determine whether any loss will ultimately be realized from their disposition. All real properties are collateral for convertible debentures. The Company has no property or liability insurance coverage at September 30, 1997 or as of the date of this report. The litigation concerning the environmental matters and certain mining equipment (Note 4) has made it difficult for the Company to obtain significant working capital through additional equity or debt financing. The Company has reached agreement, in principal, with the EPA to reduce the $3,000,000 environmental liability to $500,000 and to waive past due amounts due under the Consent Decree. The Company is continuing its efforts to further improve terms of the Consent Decree and to ultimately have its properties severed from Superfund Site designation. Negotiations are continuing and no payments have been made to the United States pending results of ongoing discussions.

The Company believes a substantial portion of the convertible debentures, notes payable, and associated accrued interest may at some future time be converted into capital shares. Management is continuing to investigate alternatives to raise additional working capital which will be required to meet current and future obligations and is vigorously attempting to settle outstanding litigation matters without additional material impact to the Company's financial position.

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

2.  MINING PROPERTIES:

As of September 30, 1997, the Company owns two mining properties, the Sherman-Hilltop Consolidation, consisting of approximately 3,000 acres and the Diamond-Resurrection Consolidation consisting of 1,180 acres. The Company also owns the 340 acre Stringtown Mill Site which was a functioning milling facility in 1989 and is still permitted for this use.

Activity at the Diamond-Resurrection property, primarily a gold property along with other metals including silver, copper, lead and zinc in recoverable quantities, has been suspended since 1989 due to insufficient cash resources to finance further exploration and development work. The Company maintains a $5,000 reclamation bond for the site. Since May of 1987 and continuing into 1997, Leadville's activities at the Sherman Mine, primarily a silver property with other metals including gold, copper, lead and zinc, have been limited to care, maintenance and permit related work, due to continuing low silver prices. During 1985, the Sherman Mine was placed in temporary cessation due to suspension of mining activities. During 1995, the temporary cessation period expired and Leadville will be required to conduct a program of study, exploration and sampling to maintain existing regulatory permits. In the event the required work is not performed, the Company may be required to reclaim the Sherman Mine site. The Company maintains a reclamation bond, in the amount of $128,000, which relates to the Sherman and Stringtown Mill sites. Although the Sherman Mine is not included as part of the California Gulch Superfund Site, the EPA is using rock materials located on the property for use on Superfund designated properties. Pending final earthwork by the EPA at the Sherman Mine, Leadville has taken no action at the Sherman Mine. Discussions are underway with the state of Colorado and EPA in an effort to reduce the bonding requirements based on the EPA's restoration efforts at the site.

3.  NOTES PAYABLE AND CONVERTIBLE DEBENTURES:

The notes payable are summarized as follows:


                                             September 30,       December 31,
                                                 1997                1996
                                             -------------       ------------

Notes payable, at 10%, to
stockholders and/or officers/
directors, due dates range to
September 1998                                $ 400,500         $    368,000
                                              =========           ==========

Notes payable-other, at 10% due
dates ranging to 1998.                        $  55,000         $     55,000
                                              =========           ==========


The above notes payable are convertible to the Company's capital stock at the option of note holders at conversion prices of $.80 to $1.00 per share during the term of the notes.


The convertible debentures are summarized as follows:


                                            September  30,      December 31,
                                                1997                1996
                                            --------------      ------------

10%   convertible   debentures,
interest  and  principal  due
December  1997, convertible  to the
Company's  Capital  Stock at the
option  of the  debenture holders
at a  conversion  price  of $1  per
share,  collateralized  by  mining
properties.                                   $ 440,000         $    440,000
                                              =========            =========


Of the $440,000, $340,000 is due to stockholders. During 1996 and early 1997, the Company secured extended due dates for the debentures to December 31, 1997.


4.  COMMITMENTS AND CONTINGENCIES:

Lease Commitment Litigation - In December 1988, the Company sold and leased back certain equipment from an unrelated entity. Proceeds of $415,000 were recorded as a capital lease obligation. In addition, the Company leases several other pieces of mining equipment which are classified as capital leases. The Company was delinquent on certain of its lease obligation payments, and the lessor has asserted that the Company was in default. In January 1991, the lessor won a summary judgment in the amount of approximately $642,000, which represents all unpaid past and future capital lease obligations (including interest). During 1994, in an appeal, the judgment amount of $642,000 was upheld, and additional attorneys fees and interest of approximately $46,000 were awarded the lessor. During the first nine months of 1997, the Company accrued an additional $40,600 of interest expense on this obligation. During 1992, the lessor also won a summary judgment for possession of leased equipment with a net book value of $525,000 and for interest and penalty charges on the unpaid summary judgments. Leadville contests lessor's foreclosure assertions. The lessor has repossessed approximately $402,000 of the leased equipment. Approximately $123,000 of equipment the lessor has not repossessed remains recorded as an asset of the Company.

On October 30, 1997, the Company received a Notice of Levy, along with a Notice of Sheriff's Sale filed on September 29, 1997 relating to foreclosure procedures concerning the Company's properties in Lake County, Colorado as a result of the judgement in favor of Mining Equipment, Inc. In general, these properties comprise the Company's inactive Diamond-Resurrection Mine as well as the Stringtown Mill site. These properties consist primarily of patented and unpatented mining claims covering approximately 2,000 of the 4,500 acres held by the Company in the area (Covered Properties).

Under the foreclosure procedures, unless the judgment is satisfied or the Company and Mining Equipment, Inc. reach a settlement, a sale of some or all of the Covered Properties is scheduled for December 12, 1997, and the Company will have 75 days after that date to redeem any sold properties by payment of the sales price paid at sale. Management believes that the value of the Covered Properties is significantly in excess of the judgment amount and, accordingly, not all of the Covered Properties should be sold in the event a sale occurs. However, this result cannot be assured. As disclosed previously in the Company's Forms 10-KSB's and 10-QSB's, the Company is attempting to secure financing to pay the judgment as well as provide for working capital.

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

During October 1995, the Company reached agreement, in principle, with the United States to reduce the consent decree obligation amount of $3,000,000 to $500,000, with minimum annual cash payments to begin in April 1996. In effect, the contingent liability of $2,750,000, under these proposed terms, was reduced to $250,000. In consideration, the Company agreed to provide to the United States certain soil materials for use by the Environmental Protection agency
(EPA) in remedial action work at the Superfund site. During late 1995, the EPA began to use the dirt material. The Company's management is continuing efforts to further improve terms of the Consent Decree and to ultimately have its properties severed from Superfund Site designation. The Company has accrued a $110,000 environmental settlement liability, which is the present value of the $250,000 future minimum payments.

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

Certificates of Deposit - The Company is required by the Mined Lands Reclamation Board to maintain certificates of deposit for future reclamation costs. No future reclamation costs have been accrued as of September 30, 1997. The State of Colorado is considering raising the bond amounts. Discussions are continuing with the EPA and the state of Colorado regarding changes in the bond amounts. The EPA's use of clay and dolomite limestone at the Stringtown Mill site and Sherman-Hilltop mine, respectively, will be beneficial to Leadville in discussions with the State of Colorado.


5.  RELATED PARTY TRANSACTIONS:

Certain officers, directors and stockholders have provided significant loans and advanced expenses to the Company in recent years. The aggregate indebtedness, including accrued interest and other payables, amounted to approximately $4,289,000 at September 30, 1997. Substantially all of that indebtedness is convertible in the Company's Capital Stock at a price of $1.00 per share.

The Company leases office space and facilities from its new President for a quarterly operating stipend of $6,125. Terms of this agreement may be renegotiated after one year. As of September 30, 1997, the Company owes its President accrued compensation of $25,500. In addition, under terms of the President's employment contract, he has the right to acquire 150,000 shares of Leadville Corporation's $1.00 Par Value Capital Stock. As of September 30, 1997 and the date of this report, the President has not yet exercised that right in an effort to conserve cash for the Company's operating expenses.

The Company leases office space on a month-to-month basis from a former officer for $125 per month. This former officer is a principal in an accounting firm which performs bookkeeping, accounting and other administrative services for the Company. As of September 30, 1997, the Company owed the firm approximately $4,300 for accrued fees and expenses.


6.   INCOME TAXES:

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

During June, 1997, the Company selected a new President to guide the Company through its efforts to resolve its outstanding liabilities and re-start its mining efforts. John H. Gasper, MSEM, P.E. replaced Dr. Robert G. Risk, President and Chairman for forty-eight years, effective July 1, 1997. Mr. Gasper is a registered professional engineer with a masters degree in mining engineering. He has extensive experience in the restoration of lands impacted by mining, including Superfund related projects. His efforts have produced award winning designs and have included many areas of mining and civil construction. Mr. Gasper has served as a lecturer at West Virginia University teaching mine design, surveying and minerology. He has served as the chief mining engineer for Atec Associates for over twelve years and President of EnviRestore Engineering, LLP the past year. His efforts to date have led to favorable commitments from the EPA and shareholders. In addition to Mr. Gasper, the Company is negotiating terms with other highly capable individuals in order to bolster its management team and Board of Directors.

The Company earned no operating revenues during 1995 and 1996 and incurred net losses in those years of $617,069 and $633,057 respectively. Management does not anticipate that any operating revenues will be generated during the year 1997. The Company's most viable prospect for generating income from operations is by achieving production at the Diamond-Resurrection property. The property should be primarily a gold producer, with significant quantities of silver, copper lead and zinc all present in the ores. In order to achieve production from the Diamond property, the Company must secure significant financing for debt reduction, further mine development and re-establishing milling capabilities. Leadville is severely undercapitalized. As of September 30, 1997, the Company has a working capital deficit of 5,277,000 and minimal operating cash. With the exception of the $508,000 in proceeds received in 1996 from issuance of stock, substantially all of Leadville's cash needs have been met by loans from the Company's Chairman and by proceeds from short term notes. Management is hopeful that cash needs for 1997 will be met from existing cash resources and short-term borrowings until significant financing can be secured.

In 1996 and in the first nine months of 1997, the Company used cash to meet general, administrative and property obligations. In addition, certain long standing past due obligations were settled on terms favorable to Leadville. No capital expenditures were made during the first nine months of 1997.

The Company's certificates of deposit, in the amount of $133,000, are held as mining reclamation bonds and classified as long term assets. The Company has received notice that the State of Colorado is considering raising the Company's bond amounts. Discussions with the State relative to these issues are ongoing.

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

During 1997, management will continue its efforts to develop business and operational plans and obtain financing for the Company's properties through joint-venture, cash investment or a secondary offering of Leadville's stock. No assurance can be given that Leadville will be successful in securing financing. In order to improve the financing prospects for Leadville, managment is continuing its efforts to lessen the financial and operating burdens of the Consent Decree with the United States and negotiations with the EPA are continuing.

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

Full production at the Diamond-Resurrection Mine will require a significant capital expenditure to acquire surface plant and underground equipment. Realizing operating revenues from the Diamond-Resurrection Mine production will require that the Company re-establish milling capabilities at the Stringtown Mill site, construct a new milling facility or make other milling arrangements. No significant capital expenditures are anticipated to be made until such time as the Company secures significant financing or participation on the Diamond properties. Management does not anticipate that there will be any significant change in the number of Company employees, until such time as significant financing can be obtained. The Company's Board of Directors is in the process of expanding its number of members beyond three. In addition to retaining Mr. Gasper as President, the Company is seeking new members for senior management positions. In recent months, management has been involved in discussion with several mining companies who have expressed preliminary interest in the Diamond-Resurrection and Sherman-Hilltop properties. To date, no agreements have been reached.

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

During October 1995, Leadville reached agreement, in principle, with the United States to reduce the consent decree obligation amount of $3,000,000 to $500,000, with minimum annual cash payments to begin in April 1996. In effect, the contingent liability of $2,750,000 was reduced to $250,000. In consideration, Leadville agreed to provide to the United States certain dirt and rock material for use by the Environmental Protection Agency (EPA) in remedial action work at the Superfund site. During late 1995, the EPA began to use the dirt material. Leadville management is continuing efforts to improve terms of the consent decree and ultimately, to sever the Company's properties from Superfund Site designation. Leadville has made no payments to the United States, pending resolution of current negotiations with the EPA. In early August 1997, Leadville submitted a report requested by the EPA. This report, which focuses on controlling water quality in the Yak drainage tunnel, was required by the EPA to begin the de-listing process.
The report is currently under review.


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

As of September 30, 1997, Leadville is obligated to Mining Equipment, Inc. in the amount of $836,700 including accrued interest. The plaintiff asserts that it has the right to foreclose on Leadville's properties to satisfy the obligation.

On October 30, 1997, the Company received a Notice of Levy, along with a Notice of Sheriff's Sale filed on September 29, 1997, relating to foreclosure procedures concerning the Company's properties in Lake County, Colorado as a result of the judgment in favor of Mining Equipment, Inc. In general, these properties comprise the Company's inactive Diamond-Resurrection Mine as well as the Company's Stringtown Mill site. These properties consist primarily of patented and unpatented mining claims covering approximately 2,000 of the 4,500 acres held by the Company in the area (Covered Properties).

Under the foreclosure procedures, unless the judgment is satisfied or the Company and Mining Equipment, Inc. reach a settlement, a sale of some or all of the Covered Properties is scheduled for December 12, 1997 and the Company will have 75 days after that date to redeem any sold properties by payment of the sales price paid at the sale. Management believes that the value of the Covered Properties is significantly in excess of the judgment amount and, accordingly, not all of the Covered Properties should be sold in the event a sale occurs. However, this result cannot be assured. As disclosed previously in the Company's Forms 10-KSB and 10-QSB, the Company is attempting to secure financing to pay the judgment as well as provide for working capital. In the event the Company is not successful in raising capital to satisfy the judgment, it could lose a significant portion of its properties.


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

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits filed herewith or incorporated by reference to previous filings with the Securities and Exchange Commission.

Exhibit
Number      Description
-------     -----------
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

(29)        Additional Exhibits
-------------------

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

(b)  Reports on Form 8-K filed during the Registrant's third quarter of 1997.
                                        NONE

SIGNATURES


Pursuant to the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


LEADVILLE CORPORATION
---------------------
(Registrant)



/s/JOHN GASPER
   ----------------------------------------------
   John Gasper, President,





Dated:  November 14, 1997
      -------------------------------------------