Form 10KSB
period 1997-12-31
LEADVILLE CORP
filed 1998-04-15
CIK 58204

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the fiscal year ended: December 31, 1997


                         Commission file number: 0-1519


                              LEADVILLE CORPORATION
                  ---------------------------------------------
                 (Name of small business issuer in its charter)


           COLORADO                                        84-0388216
 ------------------------------                 ------------------------------
(State or other jurisdiction of                 (IRS Employer Identification No)
 incorporation or organization)


                 2851 S. PARKER RD., SUITE 610, AURORA, CO 80014
                 -----------------------------------------------
                    (Address of principal executive offices)

                                 (303) 671-9792
                            -------------------------
                            Issuer's telephone number


         Securities registered under Section 12(b) of the Exchange Act:
                                      NONE
                                      ----

       Securities registered Pursuant to Section 12(g)of the Exchange Act:
                                  COMMON STOCK
                                  ------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  YES   X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's operating revenues for its most recent fiscal year:   NONE

The aggregate market value of the Common Stock (the Registrant's only class of voting stock) held by non-affiliates of the Registrant on December 31, 1997, was approximately $7,651,550 based upon the reported closing sale price of such shares on the NASDAQ Small-Cap System for that date. As of December 31, 1997, there were 10,202,065 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT:  NO   X

Item 1. Description of Business
-------------------------------

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

     Leadville controls two significant blocks of contiguous mining properties, the approximately 5.5 square mile Sherman- Hilltop Consolidation ("Sherman Mine"), historically a silver, lead and zinc producer, and the approximately 1.5 square mile Diamond-Resurrection Consolidation ("Diamond Mine"), primarily a gold and silver producer, along with lead, zinc and copper. The Company's properties are located near the town of Leadville, Colorado and are accessible year around, although access to the mines can be interrupted at times due to severe winter weather conditions. Access to the mineral resources at the Diamond and Sherman Mines is gained through underground workings.

     Due to the collapse of silver prices in the 1890's, coupled with the exhaustion of easily minable high grade surface ore, the District was left inactive for almost 50 years. During that period, property and mineral rights were abandoned or divided to the point of not being manageable. Beginning in 1949 and continuing into the 1980's one of Leadville's strategic corporate objectives was to consolidate, under its control, promising land positions in the District which would serve to support large, long-term mining operations. Under the direction of Dr. Robert G. Risk, the Company's President from 1949 to 1997, Leadville commissioned reviews of historical mining data, conducted geophysical studies and researched title records for the Leadville area in an effort to identify land positions which held promising prospects for acquisition and mining. After years of effort and considerable expense, Leadville successfully consolidated ownership interests and mining rights in the Sherman-Hilltop and Diamond-Resurrection properties.

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

     The future results of the Company may vary materially from those anticipated by management, and may be affected by various trends and factors which are beyond the control of the Company. These risks include lack of capital of the Company, its substantial dependence on Dr. Risk to fund operations, the uncertainties surrounding the EPA Superfund site in which approximately ten percent of the Company's properties are located, the uncertainties of obtaining additional capital, the competitive environment in which the Company operates, changing metal and mineral prices, and other significant risks described herein.


Item 2.  DESCRIPTION OF PROPERTIES
----------------------------------

SHERMAN MINE

     In 1974, Leadville leased the Sherman Mine and Stringtown Mill properties to Day Mines, Inc. ("Day Mines") of Wallace, Idaho. The Sherman Mine properties consist of approximately 1,854 acres of patented mining claims and 1,760 acres of unpatented mining claims in Lake and Park Counties. The Stringtown Mill site includes approximately 300 acres of patented and unpatented claims and is the location of the Stringtown Mill and Malta Gulch tailings ponds. Unpatented claims require payment of annual assessment fees to hold the claim.

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

         Since May of 1987 and continuing through 1997, Leadville's activities at the Sherman Mine have been limited to care, maintenance and permit related work, due to continuing low silver prices. During 1985, the Sherman Mine was placed in temporary cessation due to suspension of mining activities. During 1995, the temporary cessation period expired and Leadville will be required to conduct a program of study, exploration and sampling to maintain existing regulatory permits. In the event that the required work is not performed, the Company may be required to reclaim the Sherman Mine site. The Company maintains a reclamation bond in the amount of $128,000, which relates to the Sherman and Stringtown Mill sites. Although the Sherman Mine is not included as part of the California Gulch Superfund Site, the Environmental Protection Agency (EPA) is utilizing rock materials located on the property for reclamation of Superfund designated properties. Pending final earthwork activity by the EPA at the Sherman Mine, Leadville has taken no action at the Sherman Mine.

     Discussions are underway with the State of Colorado and the EPA in an effort to reduce the bonding requirements based on the EPA's restoration efforts at the site.

     Substantially all of the Company's real properties, including the Sherman Mine, serve as security for outstanding convertible debentures.

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

     As of March 15, 1998, Leadville employed one part-time individual to monitor the properties and to perform necessary administrative and field duties.

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

     Resumption of mining operations at Leadville's two mines is dependent on attracting significant operating capital and on the market prices of precious metals, primarily silver and gold. At current silver prices, many of the industry's silver mines can not be operated profitably, including possibly the Sherman Mine. At a minimum, the mine will require significant capital investment for acquisition of equipment and financing mine development before it can be made operational. Operating issues for the Sherman Mine also include milling facility considerations, including location.

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

     In years past and continuing into 1996, the Company has been heavily dependent on its Chairman and past-President, Dr. Robert G. Risk, to raise necessary financing. The loss of Dr. Risk, for any reason, would have a material impact on the Company's ability to raise additional funds and continue as a going concern.

GOVERNMENTAL REGULATIONS

     As discussed in "LEGAL PROCEEDINGS", under Item 3, hereof, Leadville was named as a defendant in several legal actions initiated by the state of Colorado and the United States involving environmental matters in the California Gulch Superfund site. Portions of Leadville's Diamond Mine property and Stringtown Mill site are located within the boundaries of the Superfund site.

     In an effort to limit its financial exposure and move forward with financing efforts, Leadville ultimately reached a settlement with the United States which was entered by the United States District Court in August of 1993. The settlement is in the form of a consent decree. As a result of that settlement, Leadville will be required to make annual cash payments to the United States in order to maintain certain protections afforded by the consent decree. Additionally, Leadville has agreed to advise the United States and certain other parties of its mining plans, if planned activities could potentially have an adverse impact on remedial work being performed in the Superfund site.

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

     The costs of defending against the environmental claims alleged in the consolidated cases and, subsequently, negotiating a settlement have exhausted all of Leadville's financial resources. In addition, management believes the designation of the Leadville, Colorado area as a Superfund site could continue to complicate efforts to raise financing for the Company's properties.



Item 3.  LEGAL PROCEEDINGS
--------------------------

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

     During August, 1993 a consent decree was entered by the Federal District Court in Colorado whereby the United States agreed to settle Leadville's alleged liability, with the exception of natural resources damages, if any, in consideration for $3,000,000. Under the terms of the consent decree, a total of $250,000 is to be paid by Leadville over 15 years, with a contingent liability of $2,750,000 to be paid based on profitable operations or sale of properties. Minimum cash payments are to be $10,000 for years 1-5, $15,000 for years 6-10 and $25,000 for years 11-15.

     Recent discussions with the EPA relative to de-listing some or all of the Company's properties from Superfund designation have been very favorable, as the EPA has designated no work associated with the Diamond-Resurrection property and work planned for the Stringtown Mill site is minimal.

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

     On October 30, 1997, Mining Equipment commenced with foreclosure proceedings against certain of Leadville's properties. On December 10, 1997, this foreclosure action was withdrawn by Mining Equipment, Inc. On December 23, 1997, Leadville paid to Mining Equipment, Inc. the settlement amount and accrued interest in the amount of approximately $867,000, which was raised through a note to a shareholder secured by the Company's property.


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

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

     There were no matters submitted to a vote of the Company's security holders during the fourth quarter of 1997.




Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
------------------------------------------------------------------------------

     The following table sets forth the low and high bid price quotations per share of Common Stock, as reported on the NASDAQ Small-Cap System for the periods indicated. These quotations reflect inter-dealer prices, without retail markup, mark down or commission and may not necessarily represent the actual price of transactions.

                Quarter Ended                  Low       High
                -------------                  ---       ----

                December 31, 1996             $ .75     $1.38
                March 31, 1997                  .38      1.13
                June 30, 1997                   .44      0.88
                September 30, 1997              .66      1.19
                December 31, 1997               .38      3.13

     At March 15, 1998, the Company had approximately 2,150 holders of record of its Common Stock; management estimates that the number of beneficial holders is significantly greater.

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

     See page F-5 to Financial Statements for issuance of shares of common stock during 1997, all of which are unregistered.


Item 6.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.
----------------------------------------------------------

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

Results of Operations

     The Company earned no revenues from operations in 1997 and reported a net loss of $1,106,700. The most significant expenses incurred during 1997 included $440,685 of interest, $34,700 for property taxes, $67,700 for depreciation, $28,700 in legal fees and $45,300 for write-down of parts inventory. Approximately 56% of the loss for 1997 was attributable to these expenses.

     The Company has had no active mining operations since 1989 and continues to carry a significant investment in property, equipment and parts inventory. In 1995, the Company initiated policies to recognize a declining useful life and value of these assets. Approximately $110,000 of such expenses were recognized in 1997.

     During 1997, Leadville continued to incur significant interest expense relating to outstanding notes and debentures payable and their related accrued interest. As of December 31, 1997, principal amounts due on notes payable and debentures payable was $1,305,000 and $440,000, respectively. In addition, the Company accrued interest charges of approximately $53,000 associated with the Mining Equipment, Inc. judgment. (See "Legal Proceedings" under Item 3, hereof).

     Substantially all other expenses in 1997 were incurred to meet general, administrative and property holding expenses.


1997 COMPARED TO 1996

     The net loss for 1997, before extraordinary items, increased approximately $351,500 compared to 1996. Interest expense for 1997 increased approximately $13,200 over 1996, due primarily to interest expense associated with the Mining Equipment, Inc. judgment and interest expense associated with additional borrowing during 1997. Depreciation expense increased slightly in 1997, as the Company continued its policy to provide for depreciation on mining assets maintained on a stand-by basis. General and administrative expenses increased significantly in 1997 primarily due to additional employee compensation and outside services fees related to environmental issues.

Liquidity and Capital Resources

     Leadville is severely undercapitalized. As of December 31, 1997, the Company has a working capital deficit of $5,507,000 and minimal operating cash. Substantially all of Leadville's cash needs have been met by loans from the Company's Chairman and by proceeds from short term notes. Management is hopeful that cash needs for 1997 will be met from existing cash resources and short-term borrowings, although additional loans from previous sources can not be assured.

     In 1997, the Company used cash to meet general, administrative and property obligations. During 1997, the Company borrowed approximately $1,016,000 through the placement of various secured and unsecured notes. No capital expenditures were made during the year.

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

     During 1998, management will continue its efforts to obtain financing for the Company's properties through joint-venture, cash investment or a secondary offering of Leadville's stock. No assurance can be given that Leadville will be successful in securing financing. In order to improve the financing prospects for Leadville, management is continuing its efforts to lessen the financial and operating burdens of the consent decree with the United States. However, recent discussions with the EPA have been very encouraging and de-listing of some or all of Leadville's properties impacted by the Superfund may take place in the near future.

     As of December 31, 1997, Leadville is obligated to unsecured promissory note holders in the face amount of $438,000, plus accrued interest of $976,000. Outstanding convertible debentures at December 31, 1997, in the face amount of $440,000, plus accrued interest of $2,553,700, are secured by all of Leadville's real property. In addition, The Mining Equipment, Inc. obligation (see Item 3) was satisfied with funds raised through the issuance of a secured promissory note in the amount of $867,000 to a shareholder.

     Substantially all of Leadville's note and debenture payable obligations, including accrued interest, are convertible into Common Stock at a price of $1.00 per share. The demand note obligations due to Dr. Risk, including interest, have no stock conversion features. Management is optimistic that a substantial amount of the debt will be converted to stock, if Leadville can secure significant financing for its properties.


Item 7.  Financial Statements.
------------------------------

See "Index to Financial Statements" on page F-1 hereof.


Item 8. Changes In and Disagreements With Accountants on
        Accounting and Financial Disclosure.
---------------------------------------------------------

None

Item 9.  Directors, Executive Officers, Promoters and Control
         Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------------------------

     The following table sets forth information regarding the officers and directors of the Company.

Name                  Age   Positions Held         Officer/Director since
----                  ---   --------------         ----------------------

Robert G. Risk        88      Chairman                      1949

Lloyd L. Morain       80      Director                      1967

James C. Tiffany      67      Director                      1990

John H. Gasper        38      President, Director           1997

Mr. Tiffany is the nephew of Robert G. Risk. There is no other family relationship between or among any of the above listed officers and directors.

Robert G. Risk has been the Chairman and a Director of Leadville since January, 1949. He has been a practicing dentist in Indianapolis, Indiana for many years.

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

John H. Gasper, MSEM, P.E., President of Leadville Corporation since July ,1997, is a registered professional mining engineer with fifteen years of experience in mining engineering design and restoration of lands impacted by mining. He has served as the chief mining engineer for Atec Associates, a national geotechnical/environmental engineering consulting firm, for twelve years and President of EnviRESTORE Engineering, LLP since 1996.



Item 10.  Executive Compensation
--------------------------------

     The only current officer of Leadville who received compensation during 1997 was Mr. Gasper. Mr. Gasper's salary was $60,000 for the year ending December 31, 1997, of which approximately $46,000 remains unpaid. Additionally, Mr. Gasper received as compensation 150,000 shares of restricted common stock in 1997.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

     As of March 15, 1997, a total of 9,810,992 shares of the Company's Common Stock were outstanding. The table below sets forth the ownership by management and principal stockholders of the Company as of December 31, 1996:

                                             Share
                                           Ownership
Name                      Title              Direct            Percent
----                      -----              ------            -------

Robert G. Risk          Chairman          2,686,179 (b)         26.33%

Lloyd L. Morain         Director            459,408 (b)          4.50%

James C. Tiffany        Director             27,631 (b)           .27%

John H. Gasper          President           150,000 (b)          1.47%

All officers and directors as
 a group                                  3,323,218             32.57%

(a) The address of each management person is 2851 S. Parker Road, Suite 610, Aurora, Colorado 80014.

(b) Members of the Board of Directors and officers hold debt instruments of the Company which can be converted into Common Stock at a price of $1.00 per share. If such debt instruments were converted to stock as of December 31, 1997, officers and directors would hold the following number of shares and percentages of outstanding stock: Robert G. Risk 3,596,438 shares, (32.17%); Lloyd L. Morain 525,419 shares, (4.70%); James C. Tiffany 27,631 shares, (0.25%); John H. Gasper 150,000 shares, (1.34%).

     If holders of all convertible debt instruments of the Company had exercised their option to convert the obligations to Common Stock as of December 31, 1997, approximately 4,448,173 shares would have been issued and total outstanding shares would have been 14,650,238. Officers and directors, as a group, would own 4,299,488 shares representing 29.35% of the outstanding Common Stock.


Item 12. Certain Relationships and Related Transactions.
--------------------------------------------------------

     Substantially all of Leadville's financing since 1983 has been provided by loans from the Company's directors through proceeds from the private placement of equity and debt instruments. The following table sets forth amounts due to officers and directors of the Company as of December 31, 1997:



Name                   Obligation          Principal  Interest     Total
----                   ----------          ---------  --------     -----

Robert G. Risk         Debenture payable    $  -0-    $910,259    $910,259

Robert G. Risk         Demand notes          $5,000    824,993     829,993

Lloyd L. Morain        Note payable          50,000     16,011      66,011

Substantially all of the debenture payable, notes payable and related accrued interest amounts are convertible into the Company's Common Stock at $1.00 per share. However, the demand notes and associated accrued interest due to Dr. Risk have no stock conversion features.

     During the years 1995 through 1997, Dr. Risk has advanced the Company $30,500, $25,000 and $5,000, respectively. The advances bear interest at 10% and are due on demand. In earlier years, Dr. Risk agreed to convert substantially all principal on the demand notes into Common Stock.

     During 1995 and 1996, Mr. Morain provided loans to the Company in the form of unsecured promissory notes, bearing interest at 10% per annum and convertible into Leadville's Common Stock at a price of $1.00 per share. During the years 1995 and 1996, Mr. Morain loaned the Company $25,000 and $5,000, respectively. Mr. Morain has provided significant financing to Leadville in years prior to 1993 and he has converted substantially all such loans and accrued interest into restricted Common Stock.

     During the years 1995 through 1997, Leadville was successful in securing conversion of certain debt obligations into Common Stock. During these and prior years, officers and directors of the Company also exercised Common Stock conversion rights for obligations they held.

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

See Footnote 1 to the Financial Statements regarding new accounting standards and their future affect on the Company's financial statements.

                            Impact of Year 2000 Issue

The Year 2000 Issue is the result of computer programs being written using two digits rather than four digits to define years. This could possibly result in computer malfunction and miscalculations. Based upon a recent assessment, the Company has determined that it will not be necessary to modify or replace any significant portions of its equipment or software so that its computers will properly use dates beyond December 31,1999. The Year 2000 Issue is not expected to have material impact on the Company's operations. In that the Company does not rely significantly on third parties' computer systems for the continuance of its operations, the Company has determined that it has very little exposure, if any, to contingencies related to the Year 2000 Issue and no costs to the Company are anticipated.

Item 13.  Exhibits and Reports on Form 8-K.
-------------------------------------------

(a) Exhibits Filed Herewith or Incorporated by Reference to Previous Filings with the Securities and Exchange Commission.

Exhibit
Number                      Description
------                      -----------

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

(b)  Reports on Form 8-K Filed During the Registrant's Fourth Fiscal Quarter:

     Form 8-K filed November 10, 1997

                          INDEX TO FINANCIAL STATEMENTS



                                                                      PAGE
                                                                      ----

Independent Auditor's Report..........................................F-2

Balance Sheets - December 31, 1997 and 1996...........................F-3

Statements of Operations - For the Years Ended
 December 31, 1997, 1996, and 1995....................................F-4

Statement of Stockholders' Equity - From January 1, 1994
 through December 31, 1997............................................F-5

Statements of Cash Flows - For the Years Ended
 December 31, 1997, 1996, and 1995....................................F-6

Notes to Financial Statements.........................................F-7

                          INDEPENDENT AUDITOR'S REPORT



Board of Directors
Leadville Corporation
Aurora, Colorado


We have audited the accompanying balance sheets of Leadville Corporation as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Leadville Corporation as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

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




HEIN + ASSOCIATES LLP


Denver, Colorado
March 16, 1998

                                    LEADVILLE CORPORATION

                                       BALANCE SHEETS
                                                                DECEMBER 31,
                                                    --------------------------------------
                                                        1997                      1996
                                                    ------------              ------------
                                          ASSETS
                                          ------

CURRENT ASSETS:
    Cash                                            $      9,182              $    146,340
    Prepaid expenses and other                            12,089                     7,834
                                                    ------------              ------------
             Total current assets                         21,271                   154,174

PROPERTY AND EQUIPMENT, at cost:
    Mining properties                                  7,356,979                 7,356,979
    Buildings and equipment:
         Mine                                          1,219,564                 1,219,564
         Mill                                            829,032                   829,032
         Other                                           108,143                   108,143
    Land                                                  22,429                    22,429
                                                    ------------              ------------
                                                       9,536,147                 9,536,147

    Less accumulated depreciation and depletion       (2,870,514)               (2,802,796)
                                                    ------------              ------------
                                                       6,665,633                 6,733,351
OTHER ASSETS:
    Investments - certificates of deposits               133,000                   133,000
    Inventories                                          317,989                   363,289
                                                    ------------              ------------
             Total other assets                          450,989                   496,289
                                                    ------------              ------------

             TOTAL ASSETS                           $  7,137,893              $  7,383,814
                                                    ============              ============

                                LIABILITIES AND STOCKHOLDERS' EQUITY
                                ------------------------------------

CURRENT LIABILITIES:
    Related parties:
         Convertible debentures                     $    440,000              $    440,000
         Notes payable, stockholders                   1,256,037                   368,000
         Accrued interest payable                      3,529,363                 3,160,482
         Due to officers/director/stockholders            31,522                    10,276
    Notes payable - other                                 49,000                    55,000
         Accounts payable                                 44,538                   106,017
         Accrued expenses                                177,403                    89,179
    Settlement of capital lease obligations                 --                     796,040
                                                    ------------              ------------
                 Total current liabilities             5,527,863                 5,024,994

SETTLEMENT OF LITIGATION                                  90,000                    80,000

COMMITMENTS AND CONTINGENCIES (Notes 2 and 5)

STOCKHOLDERS' EQUITY:
    Capital stock, par value $1 per share;
         15,000,000 shares authorized;
         10,202,065 and 9,810,992 shares issued
         and outstanding at December 31, 1997
         and 1996, respectively                       10,202,065                 9,810,992
    Additional paid-in capital                         8,407,482                 8,450,682
    Accumulated deficit                              (17,089,517)              (15,982,854)
                                                    ------------              ------------
                      Total stockholders' equity       1,520,030                 2,278,820
                                                    ------------              ------------

         TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                     $  7,137,893              $  7,383,814
                                                    ============              ============





                   See accompanying notes to these financial statements.

                                             F-3


                                               LEADVILLE CORPORATION

                                             STATEMENTS OF OPERATIONS

                                                                             FOR THE YEARS ENDED
                                                                                  DECEMBER 31,
                                                           -------------------------------------------------------
                                                               1997                  1996                  1995
                                                           -----------           -----------           -----------

OPERATING REVENUES                                         $      --             $     --              $     --

OPERATING COSTS AND EXPENSES:

    General and administrative                                 605,383               269,211               195,879
    Depreciation                                                67,718                66,721                65,819
                                                           -----------           -----------           -----------
             Total operating costs and expense                 673,101               335,932               261,698
                                                           -----------           -----------           -----------

OPERATING LOSS                                                (673,101)             (335,932)             (261,698)

OTHER INCOME AND EXPENSE:
    Interest expense                                          (440,685)             (427,481)             (417,755)
    Other                                                        7,123                 8,207                 9,176
                                                           -----------           -----------           -----------
             Total other income and expense                   (433,562)             (419,274)             (408,579)
                                                           -----------           -----------           -----------

LOSS BEFORE EXTRAORDINARY GAIN                              (1,106,663)             (755,206)             (670,277)

EXTRAORDINARY GAIN FROM SETTLEMENT OF DEBT                        --                 122,149                53,208
                                                           -----------           -----------           -----------

NET LOSS                                                   $(1,106,663)          $  (633,057)          $  (617,069)
                                                           ===========           ===========           ===========


NET INCOME (LOSS) PER SHARE (BASIC AND
DILUTED):
    Before extraordinary item                              $      (.11)          $      (.08)          $      (.08)
    Extraordinary item                                            --                     .01                   .01
                                                           -----------           -----------           -----------

NET LOSS PER SHARE                                         $      (.11)          $      (.07)          $      (.07)
                                                           ===========           ===========           ===========

WEIGHTED AVERAGE NUMBER OF CAPITAL SHARES
OUTSTANDING                                                  9,930,439             9,320,907             8,953,571
                                                           ===========           ===========           ===========











                                  See accompanying notes to these financial statements.

                                                          F-4

                                                 LEADVILLE CORPORATION

                                           STATEMENT OF STOCKHOLDERS' EQUITY
                                     FROM JANUARY 1, 1995 THROUGH DECEMBER 31, 1997

                                                                Capital Stock                                             Total
                                                          --------------------------     Paid-in        Accumulated   Stockholder's
                                                            Shares          Amount        Capital         Deficit        Equity
                                                         ------------   ------------   ------------    ------------   -------------
BALANCES, January 1, 1995                                   8,953,571   $  8,953,571   $  8,457,949    $(14,732,728)   $  2,678,792

    Net loss                                                     --             --             --          (617,069)       (617,069)
                                                         ------------   ------------   ------------    ------------    ------------

BALANCES, December 31, 1995                                 8,953,571      8,953,571      8,457,949     (15,349,797)      2,061,723

    Conversion of notes payable, convertible
           debentures and accrued interest for
           common stock                                       349,421        349,421         (7,267)           --           342,154
    Sale of common stock                                      508,000        508,000           --              --           508,000
    Net loss                                                     --             --             --          (633,057)       (633,057)
                                                         ------------   ------------   ------------    ------------    ------------

BALANCES, December 31, 1996                                 9,810,992      9,810,992      8,450,682     (15,982,854)      2,278,820

    Conversion of notes payable, convertible
           debentures and accrued interest for
           common stock                                       169,905        169,905           --              --           169,905
    Stock for services:
           Officers                                           178,000        178,000        (37,500)           --           140,500
           Others                                              43,168         43,168         (5,700)           --            37,468
    Net loss                                                     --             --             --        (1,106,663)     (1,106,663)
                                                         ------------   ------------   ------------    ------------    ------------

BALANCES, December 31, 1997                                10,202,065   $ 10,202,065   $  8,407,482    $(17,089,517)   $  1,520,030
                                                         ============   ============   ============    ============    ============




                              See accompanying notes to these financial statements.



                                                 LEADVILLE CORPORATION

                                                STATEMENTS OF CASH FLOWS

                                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                                  -----------------------------------------------------
                                                                      1997                 1996                 1995
                                                                  -----------          -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                        $(1,106,663)         $  (633,057)         $  (617,069)
  Adjustments to reconcile net loss to net
     cash from operating activities:
            Stock for services                                        177,968                 --                   --
            Gain on debt restructuring                                   --               (122,149)             (53,208)
            Depreciation                                               67,718               66,722               65,819
            Provision for inventory obsolescence                       45,300               45,300               45,300
            Changes in assets and liabilities:
              (Increase) decrease in -
                 Prepaid expenses and other                            (4,255)                (194)                 (82)
               Increase (decrease) in:
                 Accrued interest to related parties                  404,786              311,993              329,463
                 Officer payables                                      21,246                3,925               23,311
                 Accounts payable                                     (61,479)             (79,158)             (13,305)
                 Accrued expenses                                    (697,816)              12,178              104,551
                                                                  -----------          -----------          -----------
            Net cash used in operating activities                  (1,153,195)            (394,440)            (115,220)

CASH FLOW FROM INVESTING ACTIVITIES -
  Sale of common stock                                                   --                508,000                 --

CASH FLOWS FROM FINANCING ACTIVITIES -
  Proceeds from borrowings                                          1,016,037               30,000              118,000
                                                                  -----------          -----------          -----------

INCREASE (DECREASE) IN CASH                                          (137,158)             143,560                2,780

CASH, beginning                                                       146,340                2,780                 --
                                                                  -----------          -----------          -----------

CASH, ending                                                      $     9,182          $   146,340          $     2,780
                                                                  ===========          ===========          ===========

SUPPLEMENTAL DISCLOSURES OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES:

       Capital stock issued for forgiveness of notes
            payable, convertible debentures and other
            liabilities to stockholders and/or officers           $   169,905          $   342,154          $      --
                                                                  ===========          ===========          ===========

       Conversion of accounts payable - related to
            notes payable                                         $      --            $      --            $    69,000
                                                                  ===========          ===========          ===========


                             See accompanying notes to these financial statements.

                                                     F-6

                              LEADVILLE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS



1.   NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:
     -------------------------------------------------------

     Nature of Business - Leadville Corporation (the Company) is engaged in the development and mining of hard rock mineral properties.

     Inventories - Inventories are stated at the lower of cost (average method) or market value. Inventories consist of operating and maintenance supplies.

     Property and Equipment - Mining properties consist primarily of patented and unpatented mining claims. Mining properties include the cost of acquisition and accumulated exploration and development expendi tures incurred in the pre-production stage.

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

     Net Loss Per Share - The loss per common share is presented in accordance with the provisions of Statement of Financial Accounting Standards No., 128, Earnings Per Share (FAS 128). FAS 128 replaced the presentation of primary and fully diluted earnings (loss) per share (EPS) with a presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing the income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. All potential dilutive securities are antidilutive as a result of the Company's net loss for the years ended December 31, 1997, 1996, and 1995. Accordingly, basic and diluted earnings per share are the same for each year.

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

                              LEADVILLE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


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

     Impairment  of  Long-Lived  Assets - In fiscal  1996,  the Company  adopted
     Financial Accounting Standards Board Statement 121 "Impairment of Long-Lived Assets" (FAS 121). In the event that facts and circumstances indicate that the cost of assets or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required. Adoption of FAS 121 had no effect on the financial statements.

     New Accounting Standards - Statement of Financial Accounting Standards 130 Reporting Comprehensive Income and Statement of Financial Accounting Standards 131 Disclosures About Segments of an Enterprise and Related Information were recently issued. Statement 130 establishes standards for reporting and display of comprehensive income, its components, and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, Statement 130 requires that all components of comprehensive income shall be classified based on their nature and shall be reported in the financial statements in the period in which they are recognized. A total amount for comprehensive income shall be displayed in the financial statements where the components of other comprehensive income are reported. Statement 131 supersedes Statement of Financial Accounting Standards 14 Financial Reporting for Segments of a Business Enterprise. Statement 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas, and major customers. Statement 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decisionmaker in deciding how to allocate resources and in assessing performance.

     Statements 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Statements 130 and 131 are not expected to have a material impact on the Company.


2.   CONTINUING OPERATIONS:
     ----------------------

     The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. At December 31, 1997, the Company has a significant investment in non-producing mining properties,

                              LEADVILLE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS



     recovery of which is dependent upon the production of ore reserves in commercial quantities or sale of these properties at an amount equal to or in excess of cost. In addition, the Company has suffered recurring losses from operations and at December 31, 1997 has a working capital deficiency of approximately $5,507,000 which includes approximately $5,257,000 due to related parties. The Company also has significant inventories, which the Company intends to utilize in the start up and operation of its mining properties. As the ultimate realization of the mining properties and related inventories depends on circumstances which cannot currently be evaluated, it is not possible to determine whether any loss will ultimately be realized from their disposition. All real properties are collateral for convertible debentures. The Company has no property or liability insurance coverage at December 31, 1997 or as of the date of this report. Past litigation concerning environmental matters and certain mining equipment (Note 5) has made it difficult to date for the Company to obtain working capital through additional equity or financing. Annual fees are required to maintain possessory titles to unpatented mining claims. However, without additional working capital, the Company may be unable to pay the required fees. Working capital must be obtained to allow for future operations.

     The Company believes a substantial portion of the convertible debentures, notes payable, accrued interest and certain other obligations may at some future time be converted into capital shares. Manage ment is continuing to investigate alternatives to raise additional working capital which will be required to meet current and future obligations and is vigorously attempting to settle outstanding matters with the Environmental Protection Agency (EPA) without additional material impact to the Company's financial position.

     If the Company cannot successfully restructure its debt, satisfactorily resolve its outstanding issues with the EPA, obtain working capital, and ultimately achieve profitable operations, there is substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments which might result from the outcome of these uncertainties.


3.   MINING PROPERTIES:
     ------------------

     As of December  31,  1997,  the  Company  owns two mining  properties,  the
     approximately   5.5-square-mile   Sherman  Hilltop  Consolidation  and  the
     approximately 1.5-square-mile Diamond-Resurrection Consolidation.

     In February 1986, the Company gained access to historic mine workings by way of the Diamond shaft located on the Company's Diamond-Resurrection Consolidation property. At that time, the Company began activities, including mineralization sampling and the construction and modification of a milling facility, necessary to place this property in a revenue producing stage. During 1987, the Company reacquired all mining, milling and other properties and rights held by Hecla Mining Company (HMC) under a previous lease agreement.

     Since May of 1987 and continuing into 1997, Leadville's activities at the Sherman Mine, primarily a silver property with other metals including gold, copper, lead, and zinc, have been limited to care, maintenance, and permit-related work, due to continuing low silver prices. During 1995, the

                              LEADVILLE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


     temporary cessation period expired and Leadville will be required to conduct a program of study, exploration, and sampling to maintain existing regulatory permits. In the event the required work is not performed, the Company may be required to reclaim the Sherman Mine site. The Company maintains a reclamation bond, in the amount of $128,000, which relates to the Sherman and Stringtown Mill sites. Although the Sherman Mine is not included as part of the California Gulch Superfund Site, the EPA is using rock materials located on the property for use on Superfund designated properties. Pending final earthwork by the EPA at the Sherman Mine, Leadville has taken no action at the Sherman Mine. Discussions are underway with the State of Colorado and EPA in an effort to reduce the bonding requirements based on the EPA's restoration efforts at the site.

     Presented below is a summary of mining property costs as of December 31, 1997:

                                               DIAMOND-                Sherman
                                             RESURRECTION              Hilltop
                                             CONSOLIDATION          Consolidation           Total
                                             -------------          -------------         ----------

     Mining claims                            $   221,445             $   78,110          $  299,555
     Exploration and development costs          4,445,428              1,784,979           6,230,407
     Interest                                     795,741                 31,276             827,017
                                              -----------             ----------          ----------
        Total                                   5,462,614              1,894,365           7,356,979

     Accumulated depletion                           -                (1,821,078)         (1,821,078)
                                              -----------             ----------          ----------
                                              $ 5,462,614             $   73,287          $5,535,901
                                              ===========             ==========          ==========


4.   LONG-TERM DEBT, NOTES PAYABLE, AND CONVERTIBLE DEBENTURES:
     ----------------------------------------------------------

     The notes payable are summarized as follows:

                                                            DECEMBER 31,
                                                     -------------------------
                                                        1997            1996
                                                     ---------        --------

     Note payable, at 18% to stockholder,
     due December 1998, collateralized
     by mining properties.                          $  867,037        $   -


    Notes payable, at 10%, to stockholders
    and/or officers/directors, due dates
    range from April 1996 through December 1997.       389,000         368,000
                                                     ---------        --------

      Total related party notes payable             $1,256,037        $368,000
                                                    ==========        ========

    Notes payable, at 10%, due dates range
    from January 1, 1996 through
    December 31, 1997.                              $   49,000        $  55,00
                                                    ==========        ========

                              LEADVILLE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS



     Notes payable and certain related accrued interest (totaling $1,454,488) are convertible to the Company's capital stock at the option of noteholders at a conversion price of generally $1.00 per share during the term of notes. As of December 31, 1997, $289,000 of the notes were past due. Subsequent to December 31, 1997, $75,000 of the past due notes were extended for one year and management of the Company believes the remaining past due notes will also be extended.

     Convertible debentures are summarized as follows:

                                                              DECEMBER 31,
                                                        ------------------------
                                                          1997            1996
                                                        ---------       --------

     10%  convertible  debentures,   interest  and
     principal due December 440,000 1998, with the
     exception   of   $115,000   of    convertible
     debentures  which  were  due  December  1997.
     Management  of  the  Company   believes  this
     debenture  will be extended.  The  debentures
     and accrued  interest are convertible  to the
     Company's  capital stock at the option of the
     debenture  holders at a  conversion  price of
     $1.00  per  share,  collateralized  by mining
     properties.                                        $440,000        $440,000
                                                        ========        ========



5.   COMMITMENTS AND CONTINGENCIES:
     ------------------------------

     Environmental Litigation - In the mid-1980's, the Company was named as one of several defendants in certain legal actions involving environmental matters. The plaintiffs in these actions, the State of Colorado and the Federal Government, alleged that the defendants are liable under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) in connection with mining and related activities in the California Gulch Superfund Site near Leadville, Colorado. The actions were consolidated.

     The Company and litigation counsel believe they had substantial and meritorious defenses to the claims being made. However, in an effort to expedite a conclusion and to minimize legal costs, the Company agreed to a settlement of the cases.

     During August 1993, a consent decree was entered by the Federal District Court in Colorado whereby the United States agreed to settle the Company's alleged liability, with the exception of natural resources damages, if any, in consideration for $3,000,000. Under the terms of the consent decree, a total of $250,000 is to be paid by the Company over 15 years, with a contingent liability of $2,750,000 to be paid based on profitable operations or sale of properties. Minimum cash payments are to be $10,000 for years 1-5, $15,000 for years 6-10, and $25,000 for years 11-15.

     The EPA has acknowledged the receipt of soil and rock materials from two of Leadville's mining properties. The Company has invoiced the EPA $3,880,330 for what it believes to be the fair market value of this soil and rock. However, the EPA has not yet agreed to the fair value of the soil and rock and as such, the Company will not record this transaction until collectibility is assured. The Company believes that at a minimum, the transfer to soil and rock material has satisfied the minimum cash payment obligation under the consent decree.

                              LEADVILLE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS



     Certificates of Deposit - The Company is required by the Mined Lands Reclamation Board to maintain certificates of deposit for future reclamation costs. No future reclamation costs have been accrued as of December 31, 1997.


6.   RELATED PARTY TRANSACTIONS:
     ---------------------------

     As discussed in Note 4, certain officers, directors and stockholders have provided significant loans to the Company. The aggregate indebtedness, including accrued interest, and other payables, amounted to approximately $5,256,922 at December 31, 1997. Total interest expense to these officers, directors and stockholders was $385,648, $368,436, and $342,501 for the years ended December 31, 1997, 1996, and 1995, respectively.

     The Company leases office space on a month-to-month basis from a past officer of the Company for $125 per month. This individual is a partner in an accounting firm which performs bookkeeping, accounting and other administrative services for the Company. Fees for such rent and services totaled $64,235, $42,548, and $33,820 for the years ended December 31, 1997, 1996, and 1995, respectively. As of December 31, 1997 and 1996, the Company owed the firm $2,116 and $10,276, respectively, which is included in amounts due to officers/directors/stockholders. The individual converted $8,000 of accounting and administrative fees to a convertible note payable in 1995.

     As of December 31, 1997, the Company owed an officer $29,406 for compensation, including an office, equipment, and management allowance of approximately $2,000 per month.

     See Note 8 for additional related party transactions.


7.   INCOME TAXES:
     -------------

     The following items give rise to a long-term deferred tax asset, which has been fully reserved:

                                                           DECEMBER 31,
                                                  -----------------------------
                                                      1997             1996
                                                  -----------       -----------

     Inventory reserve for obsolescence           $    51,000       $    34,000
     Adjusted basis differential -
      depletable properties                           676,000           810,000
     EPA settlement liability                          41,000            41,000
     Net operating loss carryforward                3,240,000         2,900,000
     Other                                             14,000              --
                                                  -----------       -----------
     Deferred tax asset                             4,022,000         3,785,000
     Less allowance                                (4,022,000)       (3,785,000)
                                                  -----------       -----------
          Net deferred tax asset                  $      --         $      --
                                                  ===========       ===========

                              LEADVILLE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS




     At December 31, 1997, the Company has available tax net operating loss carryforwards of approximately $8,640,000, which can be utilized to offset future taxable income. Utilization of these loss carryforwards may be limited due to changes in ownership of the Company, and they expire from 1998 through 2012.


8.   STOCKHOLDERS' EQUITY:
     ---------------------

     During the year ended December 31, 1997 certain officers/directors/stockholders of the Company agreed to convert principal amounts of notes payable and accrued interest totaling $169,205, respectively to restricted capital stock at a price of $1.00 per share.

     During the year  ended  December  31,  1997,  the  Company  issued  certain
     officers   and  others   178,000  and  43,168   shares  of  common   stock,
     respectively, for services valued at $177,968.


9.   FAIR VALUE OF FINANCIAL INSTRUMENTS:
     ------------------------------------

     The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The carrying amounts of cash, certificates of deposit, accounts payable, accrued liabilities, notes payable, convertible debentures, and payables in connection with settlement of capital lease obligation approximates fair value because of the short-term maturity of those instruments. The carrying amount of the settlement of litigation liability approximates fair value as a result of the Company discounting this liability at the Company's effective borrowing rate.


10.  CONCENTRATIONS OF CREDIT RISK:
     ------------------------------

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

                                   SIGNATURES


     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registration has duly caused this Report to be signed on April 15, 1998 on its behalf by the undersigned, thereto duly authorized.




                                             LEADVILLE CORPORATION


 Date:  April 15, 1998                     By   /s/  John H. Gasper
                                                --------------------------------
                                                John H. Gasper
                                                President


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.




Dated:  April 15, 1998                     /s/  John H. Gasper
                                           -------------------------------------
                                           President and Chairman

Dated:  April 15, 1998                     /s/  Dr. Robert G. Risk
                                           -------------------------------------
                                           (1997 Chairman and Chief Executive
                                            Officer)

Dated:  April 15, 1998                     /s/  Lloyd L. Morain
                                           -------------------------------------
                                           Director

Dated:  April 15, 1998                     /s/  James Tiffany
                                           -------------------------------------
                                           Director

Dated:  April 15, 1998                     /s/  Scot B. Hutchins
                                           -------------------------------------
                                           CEO