Form 10QSB
period 1998-03-31
LEADVILLE CORP
filed 1998-05-19
CIK 58204

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB


  X Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For Quarterly period ended March 31,1998
                                -------------

     Transaction report under Section 13 or 15(d) of the Exchange Act

     For the transition period from                to
                                    --------------     --------------

                          Commission file number 0-1519

                              LEADVILLE CORPORATION
                              ---------------------
             (Exact Name or Registrant as Specified in its Charter)

       COLORADO                                            84-0388216
       --------                                            ----------
 (State of Incorporation)                      (IRS Employer Identification No.)

2851 S. PARKER ROAD, SUITE 610, AURORA, COLORADO         80014
------------------------------------------------         -----
    (Address of Principal Executive Office)           (Zip Code)

                                 (303) 671-9792
                            -------------------------
                           (Issuer's telephone number)

                                       N/A
    -------------------------------------------------------------------------
   (Former name, address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes     X      No
                                     -------       -------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.        Yes        No
                                                         -----      -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS


                                   10,502,065
                   ------------------------------------------
                   State the number of Shares of the issuer's classes of common equity, as of the latest practicable date:

           Transitional Small Business Disclosure Format (Check one):

                                Yes       No    X
                                   -----      -----

                              LEADVILLE CORPORATION
                          INDEX TO FINANCIAL STATEMENTS
                          AND SUPPLEMENTARY INFORMATION


                                                        Page
                                                        ----

PART I - FINANCIAL INFORMATION

FINANCIAL STATEMENTS

         Balance sheets                                 3 - 4
         Statements of operations                         5
         Statements of stockholders' equity               6
         Statements of cash flows                         7
         Notes to financial statements                  8 - 12

PLAN OF OPERATION                                      13 - 14


PART II - OTHER INFORMATION

     Legal proceedings                                   15
     Exhibits and reports on Form 8-K                    16

PART I

ITEM 1.   FINANCIAL STATEMENTS


                              LEADVILLE CORPORATION
                                  Balance Sheets
                                  March 31,1998
                                   (Unaudited)

                                                    March 31,      December 31,
                                                      1998             1997
                                                  ------------     ------------

ASSETS

  CURRENT ASSETS

    Cash                                           $   114,878      $     9,182

    Prepaid expenses and other                          14,671           12,089
                                                   -----------      -----------

      Total current assets                             129,549           21,271
                                                   -----------      -----------

PROPERTY AND EQUIPMENT, at cost (Note 3)

     Mining properties, including assets
      acquired under capital leases                  7,356,979        7,356,979
     Buildings and equipment:
     Mine, including assets acquired
      under capital leases                           1,219,564        1,219,564
     Mill                                              829,032          829,032
     Other                                             108,143          108,143
     Land                                               22,429           22,429
                                                   -----------      -----------

                                                     9,536,147        9,536,147
     Less accumulated depreciation and
      depletion including amortization
      applicable to assets acquired under
      capital leases                                (2,887,256)      (2,870,514)
                                                   -----------      -----------

                                                     6,648,891        6,665,633

OTHER ASSETS:

  Investments - certificates of deposit                133,000          133,000
  Inventories                                          306,664          317,989
                                                   -----------      -----------

                                                       439,664          450,989
                                                   -----------      -----------

                                                   $ 7,218,104      $ 7,137,893
                                                   ===========      ===========

                              LEADVILLE CORPORATION
                           Balance Sheets (continued)
                                  March 31,1998
                                   (Unaudited)

                                                    March 31,      December 31,
                                                      1998             1997
                                                  ------------     ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Related parties: (Note 4)
    Convertible debentures                        $    440,000     $    440,000
    Notes payable, stockholders                      1,406,037        1,265,037
    Accrued interest payable                         3,668,758        3,529,363
    Due to officers and directors                       66,491           31,522
  Notes payable-other (Note 4)                          49,000           49,000
  Accounts payable                                      52,992           44,538
  Accrued Expenses                                     195,678          177,403
                                                  ------------     ------------

      Total current liabilities                      5,878,956        5,527,863
                                                  ------------     ------------


SETTLEMENT OF LITIGATION (Note 5)                       90,000           90,000


LONG-TERM DEBT:
  Related parties                                         --               --
  Other                                                   --               --


COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY
  Capital stock, par value $1 per share;
   authorized 15,000,000 shares; issued
   and outstanding March 31, 1998 and
   December 31, 1997, 10,502,065
   and 10,202,065                                   10,502,065       10,202,065
  Additional paid-in capital                         8,332,482        8,407,482
                                                  ------------     ------------
                                                    18,834,547       18,609,547
  Accumulated deficit                              (17,585,399)     (17,089,517)
                                                  ------------     ------------

       Total stockholders' equity (Note 8)           1,249,148        1,520,030
                                                  ------------     ------------

                                                  $  7,218,104     $  7,137,893
                                                  ============     ============







See Notes to Financial Statements.

                              LEADVILLE CORPORATION

                               STATEMENTS OF OPERATIONS
                     Three months ended March 31, 1998 and 1997
                                     (Unaudited)

                                                        Three months
                                                        ended March 31,
                                                -------------------------------
                                                    1998               1997
                                                ------------       ------------

  Operating revenue                             $       --         $       --
                                                ------------       ------------


  Operating costs and expenses:
    General and administrative                       339,371             67,184
    Depreciation                                      16,742             16,992
                                                ------------       ------------

      Total operating expenses                       356,113             84,106
                                                ------------       ------------

      Operating loss                                (356,113)           (84,106)
                                                ------------       ------------

  Financial income and expense:
    Debt settlement                                     --               (7,470)
    Interest income                                    2,019              1,756
    Interest expense                                (141,788)          (104,679)
                                                ------------       ------------
Total financial income
     (expense)                                      (139,769)          (110,393)
                                                ------------       ------------


     Net loss                                   $   (495,882)      $   (194,499)
                                                ============       ============

  Net loss per capital
    share                                       $       (.05)      $       (.02)
                                                ============       ============


    Weighted average number of
      capital shares outstanding
      (total shares)                              10,222,065          9,824,325
                                                ============       ============






   See Notes to Financial Statements.


                                              LEADVILLE CORPORATION
                                        STATEMENTS OF STOCKHOLDERS' EQUITY
                                        Three months ended March 31, 1998
                                                   (Unaudited)


                                         March 31, 1998                           December 31, 1997
                                ----------------------------------           ----------------------------

                                 Shares                   Amount               Shares          Amount
                                 ------                   ------               ------          ------

Capital Stock                   10,502,065            $ 10,502,065           10,202,065     $  10,202,065

Additional
  Paid-In Capital                                        8,332,482                              8,407,482

Accumulated deficit,
  December 31, 1997                                    (17,089,517)                           (17,089,517)
                                                      ------------                           ------------

                                                         1,745,030                           $  1,520,030
                                                                                             ============

Net Loss,
  March 31, 1998                                          (495,882)
                                                      ------------

                                                      $  1,249,148
                                                      ============









See Notes to Financial Statements.







                                                        - 6 -

                              LEADVILLE CORPORATION

                             STATEMENTS OF CASH FLOWS
                     Three months ended March 31, 1998 and 1997


                                                          1998           1997
                                                       ----------     ---------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                           $(495,882)     $(194,499)
    Adjustments to reconcile net loss
      to net cash provided by (used) in
      operating activities:
        Depreciation                                      16,742         16,992
        Stock issued for services                        225,000           --
        Change in assets and liabilities:
          (Increase) decrease in:
            Prepaid expenses                              (2,582)         2,524
          Increase (decrease) in:
            Accounts payable                               8,454        (38,384)
            Accrued expenses                              18,275        (44,011)
            Officer payables                              34,969         (3,174)
            Accrued interest                             139,395        112,212
            Capital lease obligations                       --           13,554
                                                       ---------      ---------

         Net cash provided by (used
            in) operating activities                     (44,304)      (123,461)
                                                       ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowing, related parties                 150,000           --

          Net cash provided by financing
           activities                                    150,000           --
                                                       ---------      ---------

          Increase (decrease) in cash and
            cash equivalents                            (105,696)      (123,461)

Cash and cash equivalents:
  Beginning                                                9,182        146,340
                                                       ---------      ---------

  Ending                                               $ 114,878      $  22,879
                                                       =========      =========

SUPPLEMENTAL DISCLOSURES OF NON-CASH
    INVESTING AND FINANCING ACTIVITIES:
      Capital stock issued for
        Conversion of notes payable,
        interest and expenses                          $    --        $  28,962
                                                       =========      =========




    See Notes to Financial Statements.

                              LEADVILLE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  March 31,1998

1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:
----------------------------------------------------------

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

Accounts Receivable - The United States Environmental Protection Agency (EPA) has acknowledged the receipt of soil and rock materials from two of Leadville's mining properties. Based on the Company's assessment of fair market value, the Company has invoiced the EPA for $3,880,330 for the majority of this soil and rock. However, the EPA has not yet agreed to the fair value of the soil and rock and, as such, the Company will not record this transaction until collectibility is assured. The Company believes that, at a minimum, the transfer of soil and rock materials has satisfied the minimum cash payment obligation under the consent decree.

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

Use of Estimates - The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. The Company makes significant assumptions concerning the realizability of its investment in property and equipment, and the ultimate liabilities associated with asserted claims. Management believes that the interim financial statements include all adjustments necessary in order to make the financial statements not misleading.

2. CONTINUING OPERATIONS:
-------------------------

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. At March 31, 1998, the Company has a significant investment in non-producing mining properties, recovery of which is dependent upon the production of ore reserves in commercial quantities or sale of these properties at an amount equal to or in excess of cost. In addition, the Company has suffered recurring losses from operations and at March 31, 1998 has a working capital deficiency of approximately $5,750,000, which includes approximately $5,581,000 due to related parties. The Company also has significant inventories, which the Company intends to utilize in the start up and operation of its mining properties. As the ultimate realization of the mining properties and related inventories depends on circumstances which cannot currently be evaluated, it is not possible to determine whether any loss will ultimately be realized from their disposition. All real properties are collateral for convertible debentures. The Company has no property or liability insurance coverage at March 31, 1998 or as of the date of this report. Past litigation concerning environmental matters has made it difficult to date for the Company to obtain working capital through additional equity or financing. Annual fees are required to maintain possessory titles to unpatented mining claims. However, without additional working capital, the Company may be unable to pay the required fees. Working capital must be obtained to allow for future operations.

The Company believes a substantial portion of the convertible debentures, notes payable, accrued interest and certain other obligations may, at some future time, be converted into capital shares. Management is continuing to investigate alternatives to raise additional working capital which will be required to meet current and future obligations without additional material impact to the Company's financial position.

If the Company cannot successfully restructure its debt, obtain working capital, and ultimately achieve profitable operations, there is substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments which might result from the outcome of these uncertainties.

3. MINING PROPERTIES:
--------------------

As of March 31, 1998, the Company owns two mining properties; the Sherman-Hilltop Consolidation, consisting of approximately 3,000 acres and the Diamond-Resurrection Consolidation, consisting of 1,180 acres. The Company also owns the 340 acre Stringtown Mill Site which was a functioning milling facility in 1989 and is still permitted for this use.

Activity at the Diamond-Resurrection property, primarily a gold property along with other metals including silver, copper, lead and zinc in recoverable quantities, has been suspended since 1989 due to insufficient cash resources to finance further exploration and development work. The Company maintains a $5,000 reclamation bond for the site.

Since May of 1987 and continuing into 1998, Leadville's activities at the Sherman Mine, primarily a silver property with other metals including gold, copper, lead and zinc, have been limited to care, maintenance and permit related work, due to continuing low silver prices. During 1985, the Sherman Mine was placed in temporary cessation due to suspension of mining activities. During 1995, the temporary cessation period expired and Leadville will be required to conduct a program of study, exploration and sampling to maintain existing regulatory permits. In the event the required work is not performed, the Company may be required to reclaim the Sherman Mine site. The Company maintains a reclamation bond, in the amount of $128,000, which relates to the Sherman and Stringtown Mill sites. Although the Sherman Mine is not included as part of the California Gulch Superfund Site, the EPA is using rock materials located on the property for use on Superfund designated properties. Pending final earthwork by the EPA at the Sherman Mine, Leadville has taken no action at the Sherman Mine. Discussions are underway with the state of Colorado and EPA in an effort to reduce the bonding requirements based on the EPA's restoration efforts at the site.

4. NOTES PAYABLE AND CONVERTIBLE DEBENTURES:
--------------------------------------------

The notes payable are summarized as follows:

                                                    March 31,       December 31,
                                                      1998              1997
                                                    ---------       ------------
Notes payable, at 18%, to stockholder,
due December 1998, collateralized
by mining properties                               $ 867,037         $ 867,037
                                                   ---------         ---------

Notes payable, at 10% and 15%, to
stockholders and/or officers/
directors, due dates range to
December 31, 1998                                  $ 539,000         $  389,000
                                                   =========         ==========

Notes payable-other, at 10% due
dates ranging to
December 31, 1998.                                 $   9,000         $   49,000
                                                   =========         ==========

The above notes payable are convertible to the Company's capital stock at the option of note holders at conversion prices of $.80 to $1.00 per share during the term of the notes.

The convertible debentures are summarized as follows:

                                                       March 31,    December 31,
                                                         1998          1997
                                                       --------     ------------
10% convertible debentures,
interest and principal due December 1998,
convertible  to the  Company's  Capital
Stock at the  option  of the  debenture
holders at a conversion price of $1 per
share, collateralized by mining properties.            $440,000       $440,000
                                                       ========       ========

Of the $440,000, $340,000 is due to stockholders. During 1996 and early 1997, the Company secured extended due dates for the debentures to December 31, 1998.

5. COMMITMENTS AND CONTINGENCIES:
---------------------------------

Environmental Litigation - The Company was named as one of several defendants in certain legal actions involving environmental matters. The plaintiffs in these actions, the State of Colorado and the Federal Government, alleged that the defendants were liable under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) in connection with mining and property ownership positions in the California Gulch Superfund Site near Leadville, Colorado.

While the Company and litigation counsel believed they had substantial and meritorious defenses to the claims being made. in an effort to expedite a conclusion and to minimize legal costs, the Company agreed to a settlement of the cases. During August 1993, a consent decree was entered by the Federal District Court in Colorado whereby the United States agreed to settle the Company's alleged liability, with the exception of natural resources damages, if any, in consideration for $3,000,000. Under the original terms of the consent decree, a total of $250,000 was to be paid by the Company over 15 years, with a contingent liability of $2,750,000 to be paid based on profitable operations or sale of properties. Minimum cash payments are to be $10,000 for years 1-5, $15,000 for years 6-10, and $25,000 for years 11-15. The Company's management is continuing efforts to ultimately have its properties severed from Superfund Site designation. As noted in Note 1 above, as of March 31, 1998, the Company has not reached an agreement with the EPA as to the value of compensation for Leadville's soil and rock materials used by the EPA to date. As a result, the Company has conservatively estimated its potential current liability to the United States under the consent decree, including interest, at $90,000.

Recent discussions with the EPA relative to de-listing some or all of Leadville's properties from Superfund designation have been very favorable, as the EPA has designated no work associated with the Diamond-Resurrection property and work planned for the Stringtown Mill site is minimal.

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

Certificates of Deposit - The Company is required by the Mined Lands Reclamation Board to maintain certificates of deposit for future reclamation costs. No future reclamation costs have been accrued as of March 31, 1998.

6. RELATED PARTY TRANSACTIONS:
------------------------------

Certain officers, directors and stockholders have provided significant loans and advanced expenses to the Company in recent years. The aggregate indebtedness, including accrued interest and other payables, amounted to approximately $5,879,000 at March 31, 1998. Substantially all of that indebtedness is convertible in the Company's Capital Stock at a price of $1.00 per share.

As of March 31, 1998, the Company owes its President accrued compensation of approximately $48,000 for compensation, including an office, equipment and management allowance of approximately $2,000 per month. In addition, the Company owes its CEO accrued compensation of approximately $18,625 for compensation, including an office, equipment and management allowance of approximately $2,000 per month.

The Company leases office space on a month-to-month basis from a former officer for $125 per month. This former officer is a principal in an accounting firm which performs bookkeeping, accounting and other administrative services for the Company. As of March 31, 1998, the Company owed the firm approximately $2,000 for accrued fees and expenses.

7. INCOME TAXES:
----------------

At December 31, 1997, the Company has available tax net operating loss carryforwards of approximately $8,640,000, which can be utilized to offset future taxable income. Utilization of these loss carryforwards may be limited due to changes in ownership of the Company, and expire from 1998 through 2012.

8. STOCKHOLDERS' EQUITY:
------------------------

During the quarter ended March 31, 1998, no notes payable or accrued interest were converted to restricted capital stock. During the quarter ended March 31, 1998, the Company issued certain officers for compensation 300,000 shares of restricted common stock valued at $225,000.

9. FAIR VALUE OF FINANCIAL INSTRUMENTS:
---------------------------------------

The estimated fair values for financial instruments are determined at discreet points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The carrying amounts of cash, certificates of deposit, accounts payable, accrued liabilities, notes payable, convertible debentures, and payables in connection with settlement of capital lease obligation approximates fair value because of the short-term maturity of those instruments. The carrying amount of the settlement of litigation liability approximates fair value as a result of the Company discounting this liability at the Company's effective borrowing rate.

10. CONCENTRATIONS OF CREDIT RISK:
----------------------------------

Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentrations of credit risks (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly effected by changes in economic or other conditions.

Financial instruments that subject the Company to credit risk consist of certificates of deposit which are $33,000 in excess of federally insured amounts.

ITEM 2. PLAN OF OPERATION
-------------------------


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

In February 1998, the Company expanded its management team with the appointment of Scot B. Hutchins, Esq. as CEO. Mr. Hutchins is an attorney specializing in antitrust law and economics in the area of mergers, acquisitions and joint ventures. For the past eleven years, Mr. Hutchins has been associated with Skadden, Arps, Slate, Meagher & Flom, LLP, a large international law firm representing Fortune 500 companies. Mr. Hutchins has also served three years with the U.S. Department of Justice. The majority of Mr. Hutchins' compensation from the Company is in the form of restricted common stock and stock options, and a significant portion of his compensation is based on performance. In March 1998, Mr. Hutchins provided the Company with a loan of $100,000 in return for a note convertible into the Company's Common Stock.

The Company earned no operating revenues during 1996 and 1997 and incurred net losses in those years of $633,057 and $1,106,663, respectively. Management does not anticipate that any operating revenues will be generated during the year 1998. The Company's most viable prospect for generating income from operations is by achieving production at the Diamond-Resurrection property. The property should be primarily a gold producer, with significant quantities of silver, copper lead and zinc all present in the ores. In order to achieve production from the Diamond property, the Company must secure significant financing for debt reduction, further mine development and re-establishing milling capabilities.

Leadville is severely undercapitalized. As of March 31, 1998, the Company has a working capital deficit of $5,879,000 and minimal operating cash. With the exception of the $500,000 in proceeds received in 1996 from issuance of stock, substantially all of Leadville's cash needs have been met by loans from the Company's officers and directors and by proceeds from short term notes. Management is hopeful that cash needs for 1998 will be met from existing cash resources and short-term borrowings until significant financing can be secured.

In 1997 and in the first three months of 1998, the Company used cash to meet general, administrative and property obligations. In addition, certain long standing past due obligations were settled on terms favorable to Leadville. No capital expenditures were made during the first three months of 1998.

The Company's certificates of deposit, in the amount of $133,000, are held as mining reclamation bonds and classified as long term assets. The Company has received notice that the State of Colorado is considering lowering the Company's bond amounts. Discussions with the State relative to these issues are ongoing.

In order for Leadville to continue as a going concern and re-start its mining operations, a significant amount of capital from sources outside the Company will be required. Management is seeking to resume discussions with several mining companies that previously expressed interest in the Diamond-Resurrection or Sherman-Hilltop Mine properties. It is management's assessment that financing will be difficult to obtain until the California Gulch Superfund site cleanup issues are more clearly defined. While the EPA Court action involving the Leadville Mining District, for all practical purposes, eliminated Leadville's ability to obtain significant outside financing over the past several years, management believes that the litigation has been resolved to a point where it should no longer significantly impede the ability of the Company to secure financing from outside parties.

During 1998, management will continue its efforts to develop business and operational plans and obtain financing for the Company's properties through joint-venture or cash investment. No assurance can be given that Leadville will be successful in securing financing.

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

Leadville intends to use the proceeds from significant financing to settle existing obligations, to finance a development program and to begin production from the Diamond-Resurrection Mine. The objective of the development program is to restart mining operations and to fund an exploration program from mining revenues in order to identify reserves in addition to the 700,000 tons already identified at the Diamond-Resurrection Mine. In anticipation of settling the environmental litigation, Leadville completed four studies of the Diamond-Resurrection Mine property during 1992, 1993, 1996 and 1997. The studies included verification of known mineralization, evaluation of mine development, and surface geo-physics intended to indicate potential exploration targets. Conclusions of these studies are very encouraging and provide additional evidence that the Diamond-Resurrection property may hold significant deposits of gold, silver and base metals.

Full production at the Diamond-Resurrection Mine will require a significant capital expenditure to acquire surface plant and underground equipment. Realizing operating revenues from the Diamond-Resurrection Mine production will require that the Company re-establish milling capabilities at the Stringtown Mill site, construct a new milling facility or make other milling arrangements. No significant capital expenditures are anticipated to be made until such time as the Company secures significant financing or participation on the Diamond-Resurrection Mine properties. Management does not anticipate that there will be any significant change in the number of Company employees, until such time as significant financing can be obtained. The Company's Board of Directors added an additional member and is in the process of expanding its number of members beyond four.

PART II

ITEM 1.   LEGAL PROCEEDINGS
---------------------------


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

During August, 1993, a consent decree was entered by the Federal District Court in Colorado whereby the United States agreed to settle Leadville's alleged liability, with the exception of natural resources damages, if any, in consideration for $3,000,000. Under the original terms of the consent decree, a total of $250,000 was to be paid by Leadville over 15 years, with a contingent liability of $2,750,000 to be paid based on profitable operations or sale of properties. Minimum cash payments are to be $10,000 for years 1-5, $15,000 for years 6-10 and $25,000 for years 11-15. Leadville has made no payments to the United States pending negotiations with the EPA concerning the EPA's use of and compensation for soil and rock materials from Leadville's properties.

Leadville's management is continuing efforts to sever the Company's properties from Superfund site designation. In August 1997, Leadville submitted a report to the EPA which focuses on controlling water quality in the Yak drainage tunnel. The report, which was required by the EPA to begin the de-listing process, is currently under review.


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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

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

(b)  Reports on Form 8-K filed during the  Registrant's  first  quarter of 1998.
     NONE
     ----
                                     - 16 -

SIGNATURES


Pursuant to the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


LEADVILLE CORPORATION
(Registrant)



/s/   JOHN H. GASPER
-------------------------
John H. Gasper, President





Dated:     May 15,  1998
          --------------