Form 10QSB
period 1998-06-30
LEADVILLE CORP
filed 1998-08-14
CIK 58204

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

Quarterly Report under Section 13 or 15(d)of the Securities Exchange Act of 1934 For Quarterly period ended June 30, 1998

Transaction report under section 13 or 15(d) of the Exchange Act
For the transition period from______________to_____________
Commission file number   0-1519

                              LEADVILLE CORPORATION
                              ---------------------
             (Exact Name or Registrant as Specified in its Charter)

       COLORADO                                          84-0388216
       --------                                          ----------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

             2851 S. PARKER ROAD, SUITE 610, AURORA, COLORADO 80014
             ------------------------------------------------------
               (Address of Principal Executive Office) (Zip Code)

                   (303) 671-9792 (Issuer's telephone number)

                                       N/A
                                       ---
   (Former name, address and former fiscal year, if changed since last report)


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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

                                   10,505,065
                   State the number of Shares of the issuer's classes of common equity, as of the latest practicable date:


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

PART I
ITEM 1. FINANCIAL STATEMENTS



                              LEADVILLE CORPORATION

                                 Balance Sheets
                                  June 30, 1998
                                   (Unaudited)



                                                    June 30,        December 31,
                                                      1998              1997
                                                   -----------      ------------

ASSETS

CURRENT ASSETS
   Cash                                            $    79,769      $     9,182
   Prepaid expenses and other                            6,622           12,089
                                                   -----------      -----------

        Total current assets                            86,391           21,271
                                                   -----------      -----------



PROPERTY AND EQUIPMENT, at cost  (Note 3)

   Mining properties, including assets
    acquired under capital leases                    7,356,979        7,356,979
   Buildings and equipment:
    Mine, including assets acquired
     under capital leases                            1,219,564        1,219,564
    Mill                                               829,032          829,032
    Other                                              108,143          108,143
    Land                                                22,429           22,429
                                                   -----------      -----------

                                                     9,536,147        9,536,147
    Less accumulated depreciation and
     depletion including amortization
     applicable to assets acquired under
     capital leases                                 (2,904,248)      (2,870,514)
                                                   -----------      -----------

                                                     6,631,899        6,665,633
                                                   -----------      -----------

OTHER ASSETS:
 Investments - certificates of deposit                 104,265          133,000
 Inventories                                           295,339          317,989
                                                   -----------      -----------

                                                       399,604          450,989
                                                   -----------      -----------

                                                   $ 7,117,894      $ 7,137,893
                                                   ===========      ===========

                                                     June 30,       December 31,
                                                       1998            1997
                                                   ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
  Related parties: (Note 4)
    Convertible debentures                         $    440,000    $    440,000
    Notes payable, stockholders                       1,381,037       1,256,037
    Accrued interest payable                          3,855,586       3,529,363
    Due to officers and directors                       126,250          31,522
  Notes payable-other (Note 4)                           49,000          49,000
  Accounts payable                                       39,007          44,538
  Accrued expenses                                      178,879         177,403
                                                   ------------    ------------

        Total current liabilities                     6,069,759       5,527,863
                                                   ------------    ------------


SETTLEMENT OF LITIGATION (Note 5)                        90,000          90,000


LONG-TERM DEBT:
  Related parties                                          --              --
  Other                                                    --              --


COMMITMENTS AND CONTINGENCIES (Note 5)



STOCKHOLDERS' EQUITY
  Capital stock, par value $1 per share;
    authorized 15,000,000 shares; issued
    and outstanding June 30, 1998 and
    December 31, 1997,
    10,505,065 and 10,202,065 shares                 10,505,065      10,202,065
  Additional paid-in capital                          8,332,482       8,407,482
                                                   ------------    ------------
                                                     18,837,547      18,609,547
  Accumulated deficit                               (17,879,412)    (17,089,517)
                                                   ------------    ------------

        Total stockholders' equity (Note 8)             958,135       1,520,030
                                                   ------------    ------------

                                                   $  7,117,894    $  7,137,893
                                                   ============    ============



                       See Notes to Financial Statements.


Part I
------
                                   LEADVILLE CORPORATION

                                  STATEMENTS OF OPERATIONS
                           Six months ended June 30, 1998 and 1997
                                         (Unaudited)



                                        Three Months                     Six Months
                                       ended June 30,                  ended June 30,
                                 ---------------------------    ----------------------------

                                    1998            1997            1998            1997
                                    ----            ----            ----            ----

Operating revenue               $       --      $       --      $       --      $       --
                                ------------    ------------    ------------    ------------


Operating costs and expenses:
 General and administrative           97,215          74,523         436,586         141,637
 Depreciation                         16,992          16,992          33,734          33,984
                                ------------    ------------    ------------    ------------

  Total operating expenses           114,207          91,515         470,320         175,621
                                ------------    ------------    ------------    ------------

  Operating loss                    (114,207)        (91,515)       (470,320)       (175,621)
                                ------------    ------------    ------------    ------------

Financial income and expense:
 Debt settlement                        --              --              --            (7,470)
 Interest income                       1,987           1,890           4,006           3,646
 Interest expense                   (181,793)       (107,298)       (323,581)       (211,977)
                                ------------    ------------    ------------    ------------


  Total financial income
   (expense)                        (179,806)       (105,408)       (319,575)       (215,801)
                                ------------    ------------    ------------    ------------


  Net loss                      $   (294,013)   $   (196,923)   $   (789,895)   $   (391,422)
                                ============    ============    ============    ============

Net loss per capital
 share                          $       (.03)   $       (.02)   $       (.08)   $       (.04)
                                ============    ============    ============    ============



Weighted average number of
 capital shares outstanding
 (total shares)                   10,505,065       9,871,933      10,503,565       9,851,072
                                ============    ============    ============    ============




                             See Notes to Financial Statements.

                                             -5-

                              LEADVILLE CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                         Six Months ended June 30, 1998
                                   (Unaudited)




                           June 30, 1998              December 31, 1997
                      ----------------------    ------------------------

                        Shares       Amount        Shares       Amount
                        ------       ------        ------       ------

Capital Stock        10,505,065  $ 10,505,065   10,202,065   $10,202,065

Additional
 Paid-In Capital                    8,332,482                  8,407,482

Accumulated deficit,
 December 31, 1997                (17,089,517)               (17,089,517)
                                 ------------                -----------

                                    1,748,030                $ 1,520,030
                                                             ===========

Net Loss,
 June 30, 1998                       (789,895)
                                 ------------

                                 $    958,135
                                 ============




                       See Notes to Financial Statements.

                              LEADVILLE CORPORATION

                            STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 1998 and 1997



                                                          1998           1997
                                                       ----------     ---------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                            $(789,895)     $(391,422)
   Adjustments to reconcile net loss
   to net cash provided by (used) in
   operating activities:
     Depreciation                                         33,734         33,984
     Stock issued for officer compensation               225,000           --
     Change in assets and liabilities:
       (Increase) decrease in:
          Prepaid expenses                                 5,467         (2,864)
          Investments-CDs                                 28,735           --
          Inventories                                     22,650         22,650
        Increase (decrease) in:
          Accounts payable                                (2,531)       (29,061)
          Accrued expenses                                 1,476        (39,116)
          Officer payables                                94,728         (1,364)
          Accrued interest                               326,223        207,136
          Capital lease obligations                         --           27,108
                                                       ---------      ---------

        Net cash provided by (used
          in) operating activities                       (54,413)      (172,949)
                                                       ---------      ---------


CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from borrowing, related party                150,000         50,000
   Repayment of note principal                           (25,000)          --
                                                       ---------      ---------

         Net cash provided by financing
          activities                                     125,000         50,000
                                                       ---------      ---------

         Increase (decrease) in cash and
          cash equivalents                                70,587       (122,949)

Cash and cash equivalents:
  Beginning                                                9,182        146,340
                                                       ---------      ---------

  Ending                                               $  79,769      $  23,391
                                                       =========      =========

SUPPLEMENTAL DISCLOSURES OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES:
       Capital stock issued for
        forgiveness of accounts payable
        and interest                                   $   3,000      $ 109,799
                                                       =========      =========

                       See Notes to Financial Statements.

                              LEADVILLE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30,1998

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

Accounts Receivable - The EPA has acknowledged the receipt of soil and rock materials from two of Leadville's mining properties. Based on the Company's assessment of fair market value, the Company has invoiced the EPA for $3,880,330 for the majority of this soil and rock. However, the EPA has not yet agreed to the fair value of the soil and rock and, as such, the Company will not record this transaction until collectibility is assured. The Company believes that, at a minimum, the transfer of soil and rock materials has satisfied the minimum cash payment obligation under the consent decree.

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

2. CONTINUING OPERATIONS:
   ----------------------

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. At June 30, 1998, the Company has a significant investment in non-producing mining properties, recovery of which is dependent upon the production of ore reserves in commercial quantities or sale of these properties at an amount equal to or in excess of cost. In addition, the Company has suffered recurring losses from operations and at June 30, 1998 has a working capital deficiency of approximately $5,983,368, which includes approximately $5,803,000 due to related parties. The Company also has significant inventories, which the Company intends to utilize in the start-up and operation of its mining properties. As the ultimate realization of the mining properties and related inventories depends on circumstances which cannot currently be evaluated, it is not possible to determine whether any loss will ultimately be realized from their disposition. All real properties are collateral for convertible debentures. The Company has no property or liability insurance coverage at June 30, 1998 or as of the date of this report. Past litigation concerning environmental matters has made it difficult to date for the Company to obtain working capital through additional equity or financing. Annual fees are required to maintain possessory titles to unpatented mining claims. However, without additional working capital, the Company may be unable to pay the required fees. Working capital must be obtained to allow for future operations.

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

3. MINING PROPERTIES:
   ------------------

As of June 30, 1998, the Company owns two mining properties; the Sherman-Hilltop Consolidation, consisting of approximately 3,000 acres and the Diamond-Resurrection Consolidation, consisting of 1,180 acres. The Company also owns the 340 acre Stringtown Mill Site which was a functioning milling facility in 1989 and is still permitted for this use.

Activity at the Diamond-Resurrection property, primarily a gold property along with other metals including silver, copper, lead and zinc in recoverable quantities, has been suspended since 1989 due to insufficient cash resources to finance further exploration and development work. The Company maintains a $12,700 reclamation bond for the site.

Since May of 1987 and continuing into 1998, Leadville's activities at the Sherman Mine, primarily a silver property with other metals including gold, copper, lead and zinc, have been limited to care, maintenance and permit related work, due to continuing low silver prices. During 1985, the Sherman Mine was placed in temporary cessation due to suspension of mining activities. During 1995, the temporary cessation period expired and Leadville will be required to conduct a program of study, exploration and sampling to maintain existing regulatory permits. In the event the required work is not performed, the Company may be required to reclaim the Sherman Mine site. The Company maintains a reclamation bond, in the amount of $91,600, which relates to the Sherman and Stringtown Mill sites. Although the Sherman Mine is not included as part of the California Gulch Superfund Site, the EPA has used rock materials located on the property for use on Superfund designated properties. Pending final earthwork by the EPA at the Sherman Mine, Leadville has taken no action at the Sherman Mine. Discussions with the State of Colorado and EPA were successful in reducing the bonding requirements based on the EPA's restoration efforts at the site.

4. NOTES PAYABLE AND CONVERTIBLE DEBENTURES:
   -----------------------------------------

The notes payable are summarized as follows:
                                                         June 30,   December 31,
                                                           1998          1997
                                                           ----          ----

Notes payable, at 18%, to stockholder,
due December 1998, collateralized
by mining properties                                     $867,037       $867,037
                                                         --------       --------

Notes payable, at 10% and 15%, to
stockholders and/or officers/
directors, due dates range to
December 31, 1998                                        $514,000       $389,000
                                                         ========       ========

Notes payable-other, at 10% due
dates ranging to
December 31, 1998                                        $ 49,000       $ 49,000
                                                         ========       ========

The above notes payable are convertible to the Company's capital stock at the option of note holders at conversion prices of $.80 to $1.00 per share during the term of the notes.


The convertible debentures are summarized as follows:

                                                         June 30,   December 31,
                                                           1998          1997
                                                           ----          ----
10% convertible debentures,
interest and principal due December  1998,
convertible to the Company's Capital
Stock at the option of the debenture
holders at a conversion price of $1
per share, collateralized by mining
properties.                                            $  440,000     $  440,000
                                                       ==========     ==========


Of the $440,000, $340,000 is due to stockholders. During 1997 and early 1998, the Company secured extended due dates for the debentures to December 31, 1998.

5. COMMITMENTS AND CONTINGENCIES:
   ------------------------------

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

While the Company and litigation counsel believed they had substantial and meritorious defenses to the claims being made, in an effort to expedite a conclusion and to minimize legal costs, the Company agreed to a settlement of the cases. During August 1993, a consent decree was entered by the Federal District Court in Colorado whereby the United States agreed to settle the Company's alleged liability, with the exception of natural resources damages, if any, in consideration for $3,000,000. Under the original terms of the consent decree, a total of $250,000 was to be paid by the Company over 15 years, with a contingent liability of $2,750,000 to be paid based on profitable operations or sale of properties. Minimum cash payments are to be $10,000 for years 1-5, $15,000 for years 6-10, and $25,000 for years 11-15. The Company's management is continuing efforts to ultimately have its properties severed from Superfund Site designation. As noted in Note 1 above, as of June 30, 1998, the Company has not reached an agreement with the EPA as to the value of compensation for Leadville's soil and rock materials used by the EPA to date. As a result, the Company has conservatively estimated its potential current liability to the United States under the consent decree, including interest, at $90,000.

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

Certificates of Deposit - The Company is required by the Mined Lands Reclamation Board to maintain certificates of deposit for future reclamation costs. No future reclamation costs have been accrued as of June 30, 1998.

6. RELATED PARTY TRANSACTIONS:
   ---------------------------

Certain officers, directors and stockholders have provided significant loans and advanced expenses to the Company in recent years. The aggregate indebtedness, including accrued interest and other payables, amounted to approximately $6,069,000 at June 30, 1998. Substantially all of that indebtedness is convertible in the Company's Capital Stock at a price of $1.00 per share.

As of June 30, 1998, the Company owes its President accrued compensation of approximately $88,500 and its CEO accrued compensation of approximately $37,250.

The Company leases office space on a month-to-month basis from a former officer for $125 per month. This former officer is a principal in an accounting firm which performs bookkeeping, accounting and other administrative services for the Company. As of June 30, 1998, the Company owed the firm approximately $1,500 for accrued fees and expenses.

7. INCOME TAXES:
   -------------

At December 31, 1997, the Company has available tax net operating loss carryforwards of approximately $8,640,000, which can be utilized to offset future taxable income. Utilization of these loss carryforwards may be limited due to changes in ownership of the Company, and expire from 1998 through 2012.

8. STOCKHOLDERS' EQUITY:
   ---------------------

During the quarter ended June 30, 1998, no notes payable or accrued interest were converted to restricted capital stock.

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

10. CONCENTRATIONS OF CREDIT RISK:
   -------------------------------

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

Financial instruments that subject the Company to credit risk consist of certificates of deposit which are $4,000 in excess of federally insured amounts.

ITEM 2. PLAN OF OPERATION
        -----------------


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

The Company earned no operating revenues during 1996 and 1997 and incurred net losses in those years of $633,057 and $1,106,663, respectively. Management does not anticipate that any operating revenues will be generated during the year 1998. The Company's most viable prospect for generating income from operations is by achieving production at the Diamond-Resurrection property. The property should be primarily a gold producer, with significant quantities of silver, copper lead and zinc all present in the ores. In order to achieve production from the Diamond property, the Company must secure significant financing for debt reduction, to further mine development and to re-establish milling capabilities.

Leadville is severely undercapitalized. As of June 30, the Company has a working capital deficit of $5,983,300 and minimal operating cash. With the exception of the $500,000 in proceeds received in 1996 from issuance of stock, substantially all of Leadville's cash needs have been met by loans from the Company's officers and directors and by proceeds from short term notes. Management is hopeful that cash needs for 1998 will be met from existing cash resources and short-term borrowings until significant financing can be secured.

In 1997 and in the first six months of 1998, the Company used cash to meet general, administrative and property obligations. In addition, certain long standing past due obligations were settled on terms favorable to Leadville. No capital expenditures were made during the first six months of 1998.

The Company's certificates of deposit, in the amount of $104,265, are held as mining reclamation bonds and classified as long term assets.

In order for Leadville to continue as a going concern and re-start its mining operations, a significant amount of capital from sources outside the Company will be required. Management is seeking to resume discussions with several mining companies and other investment groups that previously expressed interest in the Diamond-Resurrection or Sherman-Hilltop Mine properties. It is management's assessment that financing will be difficult to obtain until the California Gulch Superfund site cleanup issues are more clearly defined. While the EPA Court action involving the Leadville Mining District, for all practical purposes, eliminated Leadville's ability to obtain significant outside financing over the past several years, management believes that the litigation has been resolved to a point where it should no longer significantly impede the ability of the Company to secure financing from outside parties.

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

Leadville intends to use the proceeds from significant financing to settle existing obligations, to finance a development program and to begin production from the Diamond-Resurrection Mine. The objective of the development program is to re-start mining operations and to fund an exploration program from mining revenues in order to identify reserves in addition to the nearly 800,000 tons already identified at the Diamond-Resurrection Mine. In anticipation of settling the environmental litigation, Leadville completed four studies of the Diamond-Resurrection Mine property during 1992, 1993, 1996 and 1997. The studies included verification of known mineralization, evaluation of mine development, and surface geo-physics intended to indicate potential exploration targets. Conclusions of these studies are very encouraging and provide additional evidence that the Diamond-Resurrection property may hold significant deposits of gold, silver and base metals.

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

PART II

ITEM 1. LEGAL PROCEEDINGS
        -----------------


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

Leadville's management is continuing efforts to sever the Company's properties from Superfund site designation. In August 1997, Leadville submitted a report to the EPA which focuses on controlling water quality in the Yak drainage tunnel. The report, which was required by the EPA to begin the de-listing process, has received preliminary approval.


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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

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

(b)  Reports on Form 8-K filed during the  Registrant's  second quarter of 1998.
     NONE

SIGNATURES
----------


Pursuant to the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


LEADVILLE CORPORATION
---------------------
(Registrant)



/s/   JOHN H. GASPER
----------------------------------
John H. Gasper, President





Dated:     August 14,  1998