Form 10QSB
period 1998-09-30
LEADVILLE CORP
filed 1998-11-17
CIK 58204

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

               Quarterly Report under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For Quarterly period ended September 30, 1998

Transaction report under Section 13 or 15(d) of the Exchange Act

For the transition period from                to
                              ----------------  -----------------
Commission file number   0-1519

                              LEADVILLE CORPORATION
                              ---------------------
             (Exact Name or Registrant as Specified in its Charter)

        COLORADO                                        84-0388216
        --------                                        ----------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

2851 S. PARKER ROAD, SUITE 610, AURORA, COLORADO          80014
------------------------------------------------          -----
    (Address of Principal Executive Office)             (Zip Code)

                                 (303) 671-9792
                                 --------------
                           (Issuer's telephone number)

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

                                   10,505,065
                   State the number of Shares of the issuer's classes of common equity, as of the latest practicable date:


           Transitional Small Business Disclosure Format (Check one):
                                   Yes   No  X

                              LEADVILLE CORPORATION
                          INDEX TO FINANCIAL STATEMENTS
                          AND SUPPLEMENTARY INFORMATION


PART I - FINANCIAL INFORMATION                                          Page
                                                                        ----
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

PART I
ITEM 1. FINANCIAL STATEMENTS
----------------------------



                              LEADVILLE CORPORATION

                                 Balance Sheets
                               September 30, 1998
                                   (Unaudited)


                                                  September 30,     December 31,
                                                       1998             1997
                                                   -----------      -----------

ASSETS

CURRENT ASSETS
   Cash                                            $    20,312      $     9,182
   Prepaid expenses and other                            3,373           12,089
                                                   -----------      -----------

        Total current assets                            23,685           21,271
                                                   -----------      -----------



PROPERTY AND EQUIPMENT, at cost  (Note 3)

   Mining properties, including assets
    acquired under capital leases                    7,356,979        7,356,979
   Buildings and equipment:
    Mine, including assets acquired
     under capital leases                            1,219,564        1,219,564
    Mill                                               829,032          829,032
    Other                                              108,143          108,143
    Land                                                22,429           22,429
                                                   -----------      -----------

                                                     9,536,147        9,536,147
    Less accumulated depreciation and
     depletion including amortization
     applicable to assets acquired under
     capital leases                                 (2,921,240)      (2,870,514)
                                                   -----------      -----------

                                                     6,614,907        6,665,633
                                                   -----------      -----------

OTHER ASSETS:
 Investments - certificates of deposit                 113,737          133,000
 Inventories                                           284,014          317,989
                                                   -----------      -----------

                                                       397,751          450,989
                                                   -----------      -----------

                                                   $ 7,036,343      $ 7,137,893
                                                   ===========      ===========

                                                   September 30,   December 31,
                                                      1998             1997
                                                   ------------    ------------

LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
  Related parties: (Note 4)
    Convertible debentures                         $    440,000    $    440,000
    Notes payable, stockholders                       1,366,037       1,256,037
    Accrued interest payable                          4,038,524       3,529,363
    Due to officers and directors                       169,955          31,522
  Notes payable-other (Note 4)                           49,000          49,000
  Accounts payable                                       40,313          44,538
  Accrued expenses                                      173,216         177,403
                                                   ------------    ------------

        Total current liabilities                     6,277,045       5,527,863
                                                   ------------    ------------


SETTLEMENT OF LITIGATION (Note 5)                        90,000          90,000


LONG-TERM DEBT:
  Related parties                                          --              --
  Other                                                    --              --


COMMITMENTS AND CONTINGENCIES (Note 5)



STOCKHOLDERS' EQUITY
  Capital stock, par value $1 per share;
    authorized 15,000,000 shares;
    issued and outstanding September 30,
    1998 and  December 31, 1997,
    10,505,065 and 10,202,065 shares                 10,505,065      10,202,065
  Additional paid-in capital                          8,332,482       8,407,482
                                                   ------------    ------------
                                                     18,837,547      18,609,547
  Accumulated deficit                               (18,168,249)    (17,089,517)
                                                   ------------    ------------

        Total stockholders' equity (Note 8)             669,298       1,520,030
                                                   ------------    ------------

                                                   $  7,036,343    $  7,137,893
                                                   ============    ============



                       See Notes to Financial Statements.


                                                                                    Part I
                                                                                    ------
                                    LEADVILLE CORPORATION

                                  STATEMENTS OF OPERATIONS
                        Nine months ended September 30, 1998 and 1997
                                         (Unaudited)



                                        Three Months                    Nine Months
                                     ended September 30,            ended September 30,
                                ----------------------------    ---------------------------

                                    1998            1997            1998            1997
                                    ----            ----            ----            ----

Operating revenue               $       --      $       --      $       --      $       --
                                ------------    ------------    ------------    ------------


Operating costs and expenses:
 General and administrative           90,594         137,005         527,180         278,642
 Depreciation                         16,992          16,992          50,726          50,976
                                ------------    ------------    ------------    ------------

  Total operating expenses           107,586         153,997         577,906         329,618
                                ------------    ------------    ------------    ------------

  Operating loss                    (107,586)       (153,997)       (577,960)       (329,618)
                                ------------    ------------    ------------    ------------

Financial income and expense:
 Debt settlement                        --              --              --            (7,470)
 Interest income                       1,687           2,158           5,693           5,804
 Other Income                           --             1,025            --             1,025
 Interest expense                   (182,938)       (111,506)       (506,519)       (323,483)
                                ------------    ------------    ------------    ------------


  Total financial income
   (expense)                        (181,251)       (108,323)       (500,826)       (324,124)
                                ------------    ------------    ------------    ------------


  Net loss                      $   (288,837)   $   (262,320)   $ (1,078,732)   $   (653,742)
                                ============    ============    ============    ============

Net loss per capital
 share                          $       (.03)   $       (.03)   $       (.10)   $       (.07)
                                ============    ============    ============    ============



 Weighted average number of
  capital shares outstanding
  (total shares)                  10,505,065       9,979,164      10,504,065       9,929,313
                                ============    ============    ============    ============


                             See Notes to Financial Statements.




                              LEADVILLE CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                        Nine Months ended September 30, 1998
                                   (Unaudited)




                             September 30, 1998           December 31, 1997
                         --------------------------   -------------------------

                           Shares         Amount        Shares        Amount
                           ------         ------        ------        ------

Capital Stock            10,505,065    $ 10,505,065   10,202,065   $ 10,202,065

Additional
 Paid-In Capital                          8,332,482                   8,407,482

Accumulated deficit,
 December 31, 1997                      (17,089,517)                (17,089,517)
                                       ------------                ------------

                                          1,748,030                $  1,520,030
                                                                   ============

Net Loss,
 September 30, 1998                      (1,078,732)
                                       ------------

                                       $    669,298
                                       ============



                       See Notes to Financial Statements.

                              LEADVILLE CORPORATION

                            STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 1998 and 1997



                                                       1998             1997
                                                    -----------     -----------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                         $(1,078,732)    $  (653,742)
   Adjustments to reconcile net loss
   to net cash provided by (used) in
   operating activities:
     Depreciation                                        50,726          50,976
     Stock issued for officer compensation              225,000            --
     Loss on debt settlements:                             --             7,470
     Change in assets and liabilities:
       (Increase) decrease in:
          Prepaid expenses                                8,716          (6,179)
          Investments-CDs                                19,263            --
          Inventories                                    33,975          33,975
        Increase (decrease) in:
          Accounts payable                               (1,225)        (19,065)
          Accrued expenses                                4,187          (3,707)
          Officer payables                              138,433         (18,450)
          Accrued interest                              509,161         305,093
          Capital lease obligations                        --            40,662
                                                    -----------     -----------

        Net cash provided by (used
          in) operating activities                      (98,870)       (226,067)
                                                    -----------     -----------


CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from borrowing, related party               150,000         121,500
   Repayment of note principal                          (40,000)           --
                                                    -----------     -----------

         Net cash provided by financing
          activities                                    110,000         121,500
                                                    -----------     -----------

         Increase (decrease) in cash and
          cash equivalents                               11,130        (104,567)

Cash and cash equivalents:
  Beginning                                               9,182         146,340
                                                    -----------     -----------

  Ending                                            $    20,312     $    41,773
                                                    ===========     ===========

SUPPLEMENTAL DISCLOSURES OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES:
       Capital stock issued for
        forgiveness of accounts payable
        and interest                                $     3,000     $   168,172
                                                    ===========     ===========

                       See Notes to Financial Statements.

                              LEADVILLE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                September 30,1998

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

2. CONTINUING OPERATIONS:
   ----------------------

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. At September 30, 1998, the Company has a significant investment in non-producing mining properties, recovery of which is dependent upon the production of ore reserves in commercial quantities or sale of these properties at an amount equal to or in excess of cost. In addition, the Company has suffered recurring losses from operations and at September 30, 1998 has a working capital deficiency of approximately $6,253,400, which includes approximately $6,014,500 due to related parties. The Company also has significant inventories, which the Company intends to utilize in the start-up and operation of its mining properties. As the ultimate realization of the mining properties and related inventories depends on circumstances which cannot currently be evaluated, it is not possible to determine whether any loss will ultimately be realized from their disposition. All real properties are collateral for convertible debentures. The Company has no property or liability insurance coverage at September 30, 1998 or as of the date of this report. Past litigation concerning environmental matters has made it difficult to date for the Company to obtain working capital through additional equity or financing. Annual fees are required to maintain possessory titles to unpatented mining claims. However, without additional working capital, the Company may be unable to pay the required fees. Working capital must be obtained to allow for future operations.

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

3. MINING PROPERTIES:
   ------------------

As of September 30, 1998, the Company owns two mining properties: the Sherman-Hilltop Consolidation, consisting of approximately 3,000 acres and the Diamond-Resurrection Consolidation, consisting of 1,180 acres. The Company also owns the 340 acre Stringtown Mill Site which was a functioning milling facility in 1989 and is still permitted for this use.

Activity at the Diamond-Resurrection property, primarily a gold property along with other metals including silver, lead and zinc in recoverable quantities, has been suspended since 1989 due to insufficient cash resources to finance further exploration and development work. The Company maintains a $12,700 reclamation bond for the site.

Since May of 1987 and continuing into 1998, Leadville's activities at the Sherman Mine, primarily a silver property with other metals including gold, copper, lead and zinc, have been limited to care, maintenance and permit related work, due to current silver prices. During 1985, the Sherman Mine was placed in temporary cessation due to suspension of mining activities. During 1995, the temporary cessation period expired and Leadville will be required to conduct a program of study, exploration and sampling to maintain existing regulatory permits. In the event the required work is not performed, the Company may be required to reclaim the Sherman Mine site. The Company maintains a reclamation bond, in the amount of $91,600, which relates to the Sherman and Stringtown Mill sites. Although the Sherman Mine is not included as part of the California Gulch Superfund Site, the EPA has used rock materials located on the property for use on Superfund designated properties. Pending final earthwork by the EPA at the Sherman Mine, Leadville has taken no action at the Sherman Mine.

4. NOTES PAYABLE AND CONVERTIBLE DEBENTURES:
   -----------------------------------------

The notes payable are summarized as follows:
                                                     September 30,  December 31,
                                                         1998           1997
                                                         ----           ----

Notes payable, at 18%, to stockholder,
due December 1998, collateralized
by mining properties                                   $867,037       $867,037
                                                       --------       --------

Notes payable, at 10% and 15%, to
stockholders and/or officers/
directors, due dates range to
December 31, 1998                                      $499,000       $389,000
                                                       ========       ========

Notes payable-other, at 10% due
dates ranging to
December 31, 1998                                      $ 49,000       $ 49,000
                                                       ========       ========

The above notes payable are convertible to the Company's capital stock at the option of note holders at conversion prices of $.80 to $1.00 per share during the term of the notes.


The convertible debentures are summarized as follows:

                                                    September 30,   December 31,
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

While the Company and litigation counsel believed they had substantial and meritorious defenses to the claims being made, in an effort to expedite a conclusion and to minimize legal costs, the Company agreed to a settlement of the cases. During August 1993, a consent decree was entered by the Federal District Court in Colorado whereby the United States agreed to settle the Company's alleged liability, with the exception of natural resources damages, if any, in consideration for $3,000,000. Under the original terms of the consent decree, a total of $250,000 was to be paid by the Company over 15 years, with a contingent liability of $2,750,000 to be paid based on profitable operations or sale of properties. Minimum cash payments are to be $10,000 for years 1-5, $15,000 for years 6-10, and $25,000 for years 11-15. The Company's management is continuing efforts ultimately to have its properties severed from Superfund Site designation. The Company has conservatively estimated its potential current liability to the United States under the consent decree, including interest, at $90,000.

Recent discussions with EPA relative to de-listing some or all of Leadville's properties from Superfund designation have been very favorable, as the EPA has designated minimal work associated with the Diamond-Resurrection property and the Stringtown Mill site.

Contract Mining Litigation - During March 1990, a subcontractor of the Company filed an action in Lake County District Court for non-payment of approximately $35,000 for mining services, plus associated costs. Leadville has filed a counter-claim against the plaintiff for approximately $185,000 relating to the same contract. Other than a Court ordered status report in August 1996, no action has occurred in the case since 1993.

Certificates of Deposit - The Company is required by the Mined Lands Reclamation Board to maintain certificates of deposit for future reclamation costs. No future reclamation costs have been accrued as of September 30, 1998.

6. RELATED PARTY TRANSACTIONS:
   ---------------------------

Certain officers, directors and stockholders have provided significant loans and advanced expenses to the Company in recent years. The aggregate indebtedness, including accrued interest and other payables, amounted to approximately $6,014,500 at September 30, 1998. Substantially all of that indebtedness is convertible in the Company's Capital Stock at a price of $1.00 per share.

As of September 30, 1998, the Company owes its President accrued compensation of approximately $109,500 and its CEO accrued compensation of approximately $37,500.

The Company leases office space on a month-to-month basis from a former officer for $125 per month. This former officer is a principal in an accounting firm which performs bookkeeping, accounting and other administrative services for the Company. As of September 30, 1998, the Company owed the firm approximately $700 for accrued fees and expenses.

7. INCOME TAXES:
   -------------

At December 31, 1997, the Company has available tax net operating loss carryforwards of approximately $8,640,000, which can be utilized to offset future taxable income. Utilization of these loss carryforwards may be limited due to changes in ownership of the Company, and expire from 1998 through 2012.

8. STOCKHOLDERS' EQUITY:
   ---------------------

During the quarter ended September 30, 1998, no notes payable or accrued interest were converted to restricted capital stock.

9. FAIR VALUE OF FINANCIAL INSTRUMENTS:
   ------------------------------------

The estimated fair values for financial instruments are determined at discreet points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The carrying amounts of cash, certificates of deposit, accounts payable, accrued liabilities, notes payable, and convertible debentures approximate fair value because of the short-term maturity of those instruments. The carrying amount of the settlement of litigation liability approximates fair value as a result of the Company discounting this liability at the Company's effective borrowing rate.

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

Financial instruments that subject the Company to credit risk consist of certificates of deposit which are $13,000 in excess of federally insured amounts.

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

The Company received no operating revenues during 1996 and 1997 and incurred net losses in those years of $633,057 and $1,106,663, respectively. Management does not anticipate that any operating revenues will be generated during the year 1998. The Company's most viable prospect for generating income from operations is by achieving production at the Diamond-Resurrection property. The property should be primarily a gold producer, with significant quantities of silver, lead and zinc all present in the ores. In order to achieve production from the Diamond-Resurrection property, the Company must secure significant financing for debt reduction, for furthering mine development and re-establishing milling capabilities and for working capital.

Leadville is severely undercapitalized. As of September 30, the Company has a working capital deficit of $6,253,400 and minimal operating cash. With the exception of the $500,000 in proceeds received in 1996 from issuance of stock, substantially all of Leadville's cash needs have been met by loans from the Company's officers and directors and by proceeds from short term notes. Management is hopeful that cash needs for 1998 will be met from existing cash resources and short-term borrowings until significant financing can be secured.

In 1997 and in the first nine months of 1998, the Company used cash to meet general, administrative and property obligations. In addition, certain long standing past due obligations were settled on terms favorable to Leadville. No capital expenditures were made during the first nine months of 1998.

The Company's certificates of deposit, in the amount of $104,265, are held as mining reclamation bonds and classified as long term assets.

In order for Leadville to continue as a going concern and re-start its mining operations, a significant amount of capital from sources outside the Company will be required. During 1998, management is continuing its efforts to develop business and operational plans and obtain financing for the Company's properties through joint-venture or cash investment. No assurance can be given that Leadville will be successful in securing financing.

The Company continues to incur significant interest charges associated with the outstanding notes payable and debentures. Management believes that a substantial amount of the note, debenture and associated accrued interest obligations could ultimately be converted to Capital Stock by the holders. The holders of these instruments have the right to convert principal and accrued interest to Capital Stock at prices of $.80 to $1.00 per share. Substantially all holders of the notes payable and debentures are stockholders of the Company.

Leadville intends to use the proceeds from significant financing to settle existing obligations, to finance a development program and to begin production from the Diamond-Resurrection Mine. The objective of the development program is to re-start mining operations and to fund an exploration program from mining revenues in order to identify potential reserves in addition to the more than 800,000 tons already identified at the Diamond-Resurrection Mine. Studies completed on the Diamond-Resurrection Mine property over the past eleven years include verification of known mineralization, evaluation of mine development, and surface geo-physics intended to indicate potential exploration targets. Conclusions of these studies are very encouraging and provide additional evidence that the Diamond-Resurrection property may hold significant deposits of gold, silver and base metals.

Full production at the Diamond-Resurrection Mine will require a significant capital expenditure to acquire surface plant and underground equipment. Realizing operating revenues from Diamond-Resurrection Mine production will require that the Company re-establish milling capabilities at the Stringtown Mill site, construct a new milling facility or make other milling arrangements. No significant capital expenditures are anticipated to be made until such time as the Company secures significant financing or participation on the Diamond-Resurrection Mine properties. Management does not anticipate that there will be any significant change in the number of Company employees, until such time as significant financing can be obtained.

PART II

ITEM 1. LEGAL PROCEEDINGS
        -----------------


UNITED STATES (ENVIRONMENTAL PROTECTION AGENCY)

In 1983, Leadville was named as one of several defendants in an action (United States of America vs. Apache Energy and Mineral Company, et al) in Federal District Court in Colorado under the Comprehensive Environmental Response,
Compensation and Liability Act of 1980 ("CERCLA") in connection with the approximately 11.5 square mile California Gulch Superfund site in Lake County, Colorado. In 1986, Leadville was also named as a third party defendant in a suit (State of Colorado vs. Asarco, Inc., et al) involving the same site. The cases were subsequently consolidated.

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


COWIN & COMPANY, INC.

In 1990, Cowin & Company, Inc., mining engineers and contractors, filed suit against Leadville in Lake County, Colorado District Court asserting that Leadville was obligated to Cowin & Company, Inc. for approximately $45,000 for contract mining fees and costs. Cowin & Company, Inc. is requesting damages, equipment possession and general relief relating to a contract mining agreement entered into March 3, 1987.

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


LEADVILLE CORPORATION
---------------------
(Registrant)



/s/   JOHN H. GASPER
-------------------------------
John H. Gasper, President





Dated:  November 14,  1998
      -------------------------