Form 10KSB
period 1998-12-31
LEADVILLE CORP
filed 1999-04-16
CIK 58204

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the fiscal year ended: December 31, 1998


                         Commission file number: 0-1519


                              LEADVILLE CORPORATION

                 (Name of small business issuer in its charter)

           COLORADO                                        84-0388216
(State or other jurisdiction of                 (IRS Employer Identification No)
incorporation or organization)

               7002 Graham Road, Suite 106, Indianapolis, IN 46220

                    (Address of principal executive offices)

                                 (317) 596-0735

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

The aggregate market value of the Common Stock (the Registrant's only class of voting stock) held by non-affiliates of the Registrant on December 31, 1998, was approximately $3,939,399 based upon the reported closing sale price of such shares on the NASD OTC-Bulletin Board for that date. As of December 31, 1998, there were 10,505,065 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE
TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT:  NO   X

Item 1. Description of Business

GENERAL

     Leadville Corporation ("Leadville" or the "Company") is a Colorado corporation that was organized in 1945 to acquire, explore and develop mining properties, primarily in Lake and Park Counties, Colorado. The Company's Common Stock is traded on the NASD OTC-Bulletin Board, under symbol "LEAD".

     Historical mining activities began in Lake and Park Counties during the 1860s. The most productive area in the Counties became known as the Leadville Mining District ("District") of central Colorado. Since 1860, the District has produced over 2.5 million ounces of gold, 240 million ounces of silver, 2 billion pounds of lead, 1.4 billion pounds of zinc and 100 million pounds of copper. Leadville's properties, which are located in or adjacent to the District, have produced gold, silver, lead, zinc and copper during previous mining operations.

     The Company controls two significant blocks of contiguous mining properties, the approximately 5.0 square mile Sherman-Hilltop Consolidation ("Sherman Mine"), historically a silver, lead and zinc producer, with some gold, and the approximately 1.5 square mile Diamond-Resurrection Consolidation ("Diamond Mine"), primarily a gold and silver producer, along with lead, zinc and copper. The Company's properties are located near the town of Leadville, Colorado and are accessible year around, although access to the mines can be interrupted at times due to severe winter weather conditions. Access to the mineral resources at the Diamond and Sherman Mines is gained through underground workings.

     Due to the collapse of silver prices in the 1890s, coupled with the exhaustion of easily minable high grade surface ore, the District was left relatively inactive for almost 50 years. During that period, property and mineral rights were abandoned or divided to the point of not being manageable. Beginning in 1949 and continuing into the 1980s one of the Company's strategic corporate objectives was to consolidate, under its control, promising land positions in the District which would serve to support large, long-term mining operations. Under the direction of Dr. Robert G. Risk, President and Chairman from 1949 to 1997, the Company commissioned reviews of historical mining data, conducted geophysical studies and researched title records for the Leadville area in an effort to identify land positions which held promising prospects for acquisition and mining. After years of effort and considerable expense, the Company successfully consolidated ownership interests and mining rights in the Sherman-Hilltop and Diamond-Resurrection properties.

     In the late 1960s the Company acquired a third block of ground, the 0.5 square mile Stringtown Mill site ("Stringtown Mill"). This property was acquired to provide a location for construction of a mill for processing of Sherman Mine ore.

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


Item 2. DESCRIPTION OF PROPERTIES

SHERMAN MINE

     In 1974, Leadville leased the Sherman Mine and Stringtown Mill properties to Day Mines, Inc. ("Day Mines") of Wallace, Idaho. The Sherman Mine properties consist of approximately 1,854 acres of patented mining claims and 1,760 acres of unpatented mining claims in Lake and Park Counties. The Stringtown Mill site includes approximately 340 acres and is the location of the Stringtown Mill and Malta Gulch tailings ponds. Unpatented claims require payment of annual assessment fees to maintain the right to mine on these federally owned lands.

     Hecla Mining Company ("Hecla"), began to operate the Sherman Mine in 1981, as a result of the merger of Day Mines into Hecla. During the early 1980s, low silver prices resulted in the suspension of mining operations at the Sherman Mine for periods of time. In November of 1984, the Company reached agreement, in principle, with Hecla whereby all properties and mining rights subject to the 1974 lease agreement would be reacquired by the Company. During October of 1987, the Company reached a final agreement with Hecla for reconveyance of the lease, in consideration for $500,000 cash and a convertible debenture in the amount of $381,000. In December 1993, as a result of the Company's efforts to re-structure its debt obligations, Hecla agreed to cancel the $381,000 debenture, along with accrued interest of approximately $402,000.

     Since May of 1987 and continuing through 1998, the Company's activities at the Sherman Mine have been limited to care, maintenance and permit related work. During 1985, the Sherman Mine was placed in temporary cessation due to suspension of mining activities. During 1995, the temporary cessation period expired and the Company will be required to conduct a program of study, exploration and sampling to maintain existing regulatory permits. In the event that the required work is not performed, the Company may be required to reclaim the Sherman Mine site. The Company maintains a reclamation bond in the amount of $91,600, which relates to the Sherman and Stringtown Mill sites.

     Substantially all of the Company's real properties, including the Sherman Mine, serve as security for outstanding convertible debentures.

DIAMOND MINE

     Leadville acquired the initial Diamond Mine claims in 1964 and continued to add land positions into the early 1980s. Although the Diamond Mine properties were under lease to Day Mines, and then Hecla, as part of the 1974 lease agreement, no mining activities occurred on the properties during the years 1974 through 1982. In 1983, Hecla released the Diamond Mine from the lease agreement and the Company initiated a program of study and exploration of the property.

The Diamond Mine property consists of approximately 1,181 acres and its shaft is located approximately 4.5 miles east of Leadville, Colorado. Substantially all of the mining claims in the block of ground are patented and owned by the Company. The property carries only minimal royalty obligations.

     Beginning in 1983 and continuing into 1989, the Company's efforts focused on achieving production at the Diamond Mine. As a result of work conducted and investment made by the Company during this six year period, management believes the property is positioned to re-open for production and further exploration and development with additional capital investment. Furthermore, significant financing will be required to take the mining operations to positive cash flow.

     During the years 1986 through 1988, the Company constructed a surface plant at the Diamond Mine, drove underground access and development drifts and made modifications to the Stringtown Mill facility. Sustained ore processing at the Stringtown Mill was achieved in late 1988, after significant delays due to equipment and circuit failures. Once ore processing at the mill was sustainable, however, the Company lacked necessary financial resources to construct additional mine infrastructure required to continue mining operations.

     Ultimately, financing necessary to continue mining activities in early 1989 could not be secured and operations were suspended. Management believes that significant financing has not been available to the Company due to environmental litigation surrounding the Leadville, Colorado area since the mid-1980s.

     During 1996, the Company signed a letter of intent with a Canadian mining corporation to joint-venture the Company's Diamond Mine properties. In January 1997, the Canadian corporation advised the Company that it would not be able to secure the financing required to participate on the property and the letter of intent then expired. Under terms of the letter, the Company issued 500,000 shares of stock to the Canadian corporation for cash consideration of $500,000. Leadville used the proceeds for general corporate purposes and to settle certain long past due obligations.

STRINGTOWN MILL SITE

     The Stringtown Mill site encompasses an area of approximately 340 acres and is located immediately southwest of Leadville, Colorado. The Stringtown Mill and tailings ponds were constructed and placed in service on the site in the late 1960s. The facility was used to mill Sherman Mine ore until 1984, when substantially all Sherman Mine activities were suspended due to low silver prices.

     During the years 1986 though 1988, modifications and improvements were made to the Stringtown Mill in anticipation of processing Diamond Mine ore. The mill operated sporadically from mid-1988 until early 1989 processing Diamond Mine ore. Administrative, laboratory, warehouse and residential facilities are also located on the 340 acre site.

     As of March 15, 1999, the Company employed one individual to monitor the properties and to perform necessary administrative and field duties.

COMPETITION

     Leadville competes with other mining companies producing, or attempting to develop mines which produce, precious and base metals. Most competitors are larger mining companies with greater financial and technical resources than Leadville. In addition, management believes that the Company's properties have been at a competitive disadvantage in the industry since the late 1980s, due to environmental litigation involving the Leadville Mining District. (See "LEGAL PROCEEDINGS", under Item 3., hereof).

     Resumption of mining operations at the Company's two mines is dependent on attracting significant operating capital and on the market prices of precious metals, primarily silver and gold. At current silver prices, many of the industry's silver mines can not be operated profitably, including possibly the Sherman Mine.

     At a minimum, the Sherman Mine will require significant capital investment for acquisition of equipment and financing mine development before it can be made operational. Operating issues for the mine also include milling facility location and capacity, and reserve augmentation.

     The Diamond Mine has operating permits in place, identified ore reserves and plant and equipment positioned to resume mining activities. The Company will have to invest significant additional funds for development work before the mine can be put into production. Milling considerations must also be addressed in conjunction with mining operations at the Diamond Mine.

     In years past and continuing into 1999, the Company has been heavily dependent on its past-President, Dr. Robert G. Risk, to raise necessary financing. The loss of Dr. Risk, for any reason, would have a material impact on the Company's ability to raise additional funds and continue as a going concern.

GOVERNMENTAL REGULATIONS

     As discussed in "LEGAL PROCEEDINGS", under Item 3, hereof, the Company was named as a defendant in several legal actions initiated by the state of Colorado and the United States involving environmental matters in the California Gulch Superfund site. Portions of the Company's Diamond Mine property and Stringtown Mill site are located within the boundaries of the Superfund site.

     In an effort to limit its financial exposure and move forward with financing efforts, the Company ultimately reached a settlement with the United States which was entered by the United States District Court in August of 1993. The settlement is in the form of a consent decree. As a result of that settlement, the Company will be required to make annual cash payments to the United States in order to maintain certain protections afforded by the consent decree. Additionally, the Company has agreed to advise the United States and certain other parties of its mining plans, if planned activities could potentially have an adverse impact on remedial work being performed in the Superfund site.

     Under the consent decree, the Company retains the right to use the Stringtown Mill facility for ore processing, although use of the existing tailing ponds for future storage of mill tailings may require approval by the United States. The Company's mine and mill facilities are currently permitted by the State of Colorado for the respective operations.

     The costs of defending against the environmental claims alleged in the consolidated cases, negotiating a settlement and general operations have exhausted all of the Company's financial resources. In addition, management believes the designation of the Leadville, Colorado area as a Superfund site could continue to complicate efforts to raise financing for the Company's properties.



Item 3. LEGAL PROCEEDINGS

UNITED STATES (ENVIRONMENTAL PROTECTION AGENCY)

In 1983, the Company was named as one of several defendants in an action (United States of America vs. Apache Energy and Mineral Company, et al.) brought by the United States in Federal District Court in Colorado under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") in connection with the approximately 11.5 square mile California Gulch Superfund site in Lake County, Colorado. In 1986, the Company was also named as a third party defendant in a suit (State of Colorado vs. Asarco, Inc., et al.) involving the same site. The cases were subsequently consolidated.

From 1983 through 1988, the Company negotiated with the United States to have its involvement in the consolidated case dismissed or settled on a de minimis basis. That effort was ultimately unsuccessful. During the years 1989 and continuing into 1993, the Company attempted to negotiate a settlement of its alleged liability to the United States. Management believed that financing might be obtained by the Company if the claims asserted by the United States were settled and the financial exposure limited.

     During August 1993, a consent decree was entered by the U.S. District Court in Colorado whereby the United States agreed to settle the Company's alleged liability, with the exception of natural resources damages, if any, in consideration for $3,000,000. Under the terms of the consent decree, a total of $250,000 is to be paid by the Company over 15 years, with a contingent liability of $2,750,000 to be paid based on profitable operations or sale of properties. Minimum cash payments are to be $10,000 for years 1-5, $15,000 for years 6-10 and $25,000 for years 11-15.

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

Item 4. Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to a vote of the Company's security holders during the fourth quarter of 1998.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     On August 11, 1998, as the result of a change in requirements for listing on the NASDAQ Small-Cap System, the Company's Common Stock was moved from the Small-Cap System to the NASD OTC-Bulletin Board.

     The following table sets forth the low and high bid price quotations per share of Common Stock, as reported on the NASDAQ Small-Cap System and the NASD OTC-Bulletin Board for the periods indicated. These quotations reflect inter-dealer prices, without retail markup, mark down or commission and may not necessarily represent the actual price of transactions.


Quarter Ended
-------------
                                Low      High
                                ---      ----

December 31, 1997             $ .38      3.13
March 31, 1998                  .625     1.25
June 30, 1998                   .4375     .9375
September 30, 1998              .25       .5625
December 31, 1998               .0625     .5625

     As of December 31, 1998, the Company had approximately 2,050 holders of record of its Common Stock; management estimates that the number of beneficial holders is greater.

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

     See Page F-5 to the Financial Statements for issuance of shares of common stock during 1998, all of which are unregistered.

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

Results of Operations

     The Company earned no revenues from operations in 1998 and reported a net loss of $1,268,116. The most significant expenses incurred during 1998 included $591,961 of interest, $31,500 for property taxes, $68,000 for depreciation, and $43,500 for write-down of parts inventory. Approximately 57% of the loss for 1998 was attributable to these expenses. The Company also expensed approximately $395,000 in salaries in 1998, of which $225,000 was paid in restricted common stock of the Company.

     The Company has had no active mining operations since 1989 and continues to carry a significant investment in property, equipment and parts inventory. In 1995, the Company initiated policies to recognize a declining useful life and value of these assets. Approximately $110,300 of such expenses were recognized in 1998.

     During 1998, the Company continued to incur significant interest expense relating to outstanding notes and debentures payable and their related accrued interest. As of December 31, 1998, principal amounts due on notes payable and debentures payable was $2,671,803 and $3,300,329 , respectively.

     Substantially all other expenses in 1998 were incurred to meet general, administrative and property holding expenses.

1998 COMPARED TO 1997

     The net loss for 1998, before extraordinary items, increased approximately $161,,453 compared to 1997. Interest expense for 1998 increased approximately $151,300 over 1997, due primarily to interest expense associated with additional borrowing during 1998. Depreciation expense did not change in 1998, as the Company continued its policy to provide for depreciation on mining assets maintained on a stand-by basis. General and administrative expenses increased slightly in 1998.

Liquidity and Capital Resources

     The Company is severely undercapitalized. As of December 31, 1998, the Company has a working capital deficit of $6,429,955 and minimal operating cash. Substantially all of the Company's cash needs have been met by loans from the Company's management and by proceeds from short term notes. Management is hopeful that cash needs for 1999 will be met from existing cash resources and short-term borrowings, although additional loans from previous sources can not be assured.

     In 1998, the Company used cash to meet general, administrative and property obligations. During 1998, the Company borrowed approximately $175,000 through the placement of various secured and unsecured notes. No capital expenditures were made during the year.

     The Company's certificates of deposit, in the amount of $104,265, are held as mining reclamation bonds and classified as long term assets.


     In order for the Company to continue as a going concern and attempt to operate its mining properties, a significant amount of capital from sources outside the Company will be required.

     During 1999, management will continue its efforts to obtain financing for the Company's properties through joint-venture, cash investment or a secondary offering of the Company's stock. No assurance can be given that the Company will be successful in securing financing. In order to improve the financing prospects for the Company, management has made efforts to lessen the financial and operating burdens of the consent decree with the United States. Discussions with the EPA have been very encouraging and supportive.

As of December 31, 1998, the Company is obligated to promissory note holders in the face amount of $1,430,037, plus accrued interest of $1,263,638. Outstanding convertible debentures at December 31, 1998, in the face amount of $440,000, plus accrued interest of $2,860,329, are secured by all of the Company's real property.

     Substantially all of Leadville's note and debenture payable obligations, including accrued interest, are convertible into Common Stock at a price of generally $1.00 per share. The demand note obligations due to Dr. Risk, including interest, have no stock conversion features. Management is optimistic that a substantial amount of the debt will be converted to stock, if Leadville can secure significant financing for its properties.

Impact of Year 2000 Issue

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four digits to define years. This could possibly result in computer malfunction and miscalculations. Based upon a recent assessment, the Company has determined that it will not be necessary to modify or replace any significant portions of its equipment or software so that its computers will properly use dates beyond December 31, 1999. The Year 2000 Issue is not expected to have material impact on the Company's operations. In that the Company does not rely significantly on third parties' computer systems for the continuance of its operations, the Company has determined that it has very little exposure, if any, to contingencies related to the Year 2000 Issue and no costs to the Company are anticipated.


Item 7. Financial Statements.

See "Index to Financial Statements" on page F-1 hereof.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The following table sets forth information regarding the officers and directors of the Company.

Name               Age   Positions Held    Officer/Director since
----               ---   --------------    ----------------------

Robert G. Risk      89   Director                   1949

Lloyd L. Morain     81   Director                   1967

James C. Tiffany    68   Director                   1990

John H. Gasper      40   President, Chairman        1997

Scot B. Hutchins    43   CEO                        1998

Mr. Tiffany is the nephew of Dr. Risk. Mr. Gasper and Mr. Hutchins are cousins. There is no other family relationship between or among any of the above listed officers and directors.

Robert G. Risk has been the Chairman and a Director since January 1949. He has been a practicing dentist in Indianapolis, Indiana for many years.

Lloyd L. Morain has been a Director since 1967. He is currently a personal business advisor and Chairman of the Board of the Illinois Gas Company, an Illinois corporation which he has been associated with for many years. Mr. Morain holds office with several other utility companies.

James C. Tiffany has spent his entire business career in various aspects of the mining business; most recently serving with Reynolds Metal Company since 1964. Reynolds is engaged in the manufacture of aluminum and aluminum products. He received his Engineer of Mines degree from the Colorado School of Mines in 1951. Mr. Tiffany was employed by the Company in the position of operations manager during the years 1953 through 1959.

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

Scot B. Hutchins, CEO of Leadville since March 1998, is an attorney who has practiced law at the U.S. Department of Justice and a major law firm in Washington, D.C.

Item 10. Executive Compensation

The only current officers of Leadville who earned compensation during 1998 were Mr. Gasper and Mr. Hutchins. Mr. Gasper's salary was $120,000 for the year ending December 31, 1998. Including compensation earned in 1997, approximately $133,500 remains unpaid to Mr. Gasper. Mr Hutchins' salary was $50,000 through December 31, 1998, of which the total amount remains unpaid. In addition, Mr. Hutchins received as compensation 300,000 shares of restricted Common Stock in 1998.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     As of December 31, 1998, a total of 10,505,065 shares of the Company's Common Stock were outstanding. The table below sets forth the ownership by management and principal stockholders of the Company as of December 31, 1998:

                                       Share
                                     Ownership
Name                 Title             Direct         Percent
----                 -----             ------         -------

Robert G. Risk     Director          2,686,179 (b)     25.57%

Lloyd L. Morain    Director            459,408 (b)      4.37%

James C. Tiffany   Director             27,631 (b)      0.26%

John H. Gasper     President Chairman  150,000 (b)      1.43%

Scot B. Hutchins   CEO                 336,200 (b)      3.20%

All officers and directors as
 a group                                               34.83%

(a) The address of each management person is 7002 Graham Road, Suite 106, Indianapolis, IN 46220.

(b) Members of the Board of Directors and officers hold debt instruments of the Company which can be generally converted into Common Stock at a price of $1.00 per share. If such debt instruments were converted to stock as of December 31, 1998, officers and directors would hold the following number of shares and percentages of outstanding stock: Robert G. Risk 3,689,676 shares, (31.8%); Lloyd L. Morain 532,016 shares, (4.2%); James C. Tiffany 27,631 shares, (0.22%); John H. Gasper 150,000 shares, (1.3%) Scot B. Hutchins 336,200 shares, (2.9%).

     If holders of all convertible debt instruments of the Company had exercised their option to convert the obligations to Common Stock as of December 31, 1998, approximately 4,398,363 shares would have been issued and total outstanding shares would have been 14,903,428. Officers and directors, as a group, would own 4,735,523 shares representing 31.8% of the outstanding Common Stock.

Item 12. Certain Relationships and Related Transactions.

Substantially all of Leadville's financing since 1983 has been provided by loans from the Company's directors through proceeds from the private placement of equity and debt instruments. The following table sets forth amounts due to officers and directors of the Company as of December 31, 1998:


Name              Obligation        Principal   Interest     Total
----              ----------        ---------   --------     -----

Robert G. Risk    Debenture payable $  -0-    $1,003,497   $1,003,497

Robert G. Risk    Demand notes      $15,000     $880,168     $895,168

Lloyd L. Morain   Note payable      $50,000      $22,608      $72,608


Substantially all of the debenture payable, notes payable and related accrued interest amounts are convertible into the Company's Common Stock at $1.00 per share. However, the demand notes and associated accrued interest due to Dr. Risk have no stock conversion features.

     During the years 1997 through 1998, Dr. Risk has advanced the Company $5,000, and $ $15,000, respectively. The advances bear interest at 10% and are due on demand. In earlier years, Dr. Risk agreed to convert substantially all principal on the demand notes into Common Stock.

     During 1995 and 1996, Mr. Morain provided loans to the Company in the form of unsecured promissory notes, bearing interest at 10% per annum and convertible into the Company's Common Stock at a price of $1.00 per share. During 1997, Mr. Morain loaned the Company $50,000. Mr. Morain has provided significant financing to the Company in years prior to 1995 and he has converted substantially all such loans and accrued interest into restricted Common Stock.

     During 1998, Mr. Hutchins advanced the Company $115,000.

     During the years 1995 through 1998, Leadville was successful in securing conversion of certain debt obligations into Common Stock. During these and prior years, officers and directors of the Company also exercised Common Stock conversion rights for obligations they held.

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

(b)  Reports on Form 8-K Filed During the Registrant's Fourth Fiscal Quarter:

         None

                          INDEX TO FINANCIAL STATEMENTS



                                                                           PAGE
                                                                           ----

Independent Auditor's Report.................................................F2

Balance Sheets - December 31, 1998 and 1997..................................F3

Statements of Operations and Comprehensive Loss -
    For the Years Ended December 31, 1998 and 1997...........................F4

Statement of Stockholders' Equity -
    From January 1, 1997 through December 31, 1998...........................F5

Statements of Cash Flows -
    For the Years Ended December 31, 1998 and 1997...........................F6

Notes to Financial Statements................................................F7




                                       -F1-

                          INDEPENDENT AUDITOR'S REPORT



Board of Directors
Leadville Corporation
Indianapolis, Indiana


We have audited the accompanying balance sheet of Leadville Corporation as of December 31, 1998 and the related statements of operations and comprehensive loss, stockholders' equity and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Leadville Corporation as of December 31, 1998, and the results of its operations and its cash flows for the year ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles.

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




HEIN + ASSOCIATES LLP


Denver, Colorado
April 8, 1999


                                      -F2-

                              LEADVILLE CORPORATION

                                  BALANCE SHEET
                                DECEMBER 31, 1998



                                     ASSETS
                                     ------

CURRENT ASSETS -
    Prepaid expenses and other                                     $      9,279

PROPERTY AND EQUIPMENT, at cost:
    Mining properties                                                 7,356,979
    Buildings and equipment:
         Mine                                                         1,219,564
         Mill                                                           829,032
         Other                                                          108,143
    Land                                                                 22,429
                                                                   ------------
                                                                      9,536,147

    Less accumulated depreciation and depletion                      (2,938,232)
                                                                   ------------
                                                                      6,597,915
OTHER ASSETS:
    Investments - certificates of deposits                              104,265
    Inventories                                                         272,689
                                                                   ------------
             Total other assets                                         376,954
                                                                   ------------

TOTAL ASSETS                                                       $  6,984,148
                                                                   ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
    Related parties:
         Convertible debentures                                    $    440,000
         Notes payable, stockholders                                  1,311,037
         Accrued interest payable                                     4,108,625
         Payables to officers/directors/stockholders                     36,203
         Accrued salaries - officers                                    184,000
    Notes payable - other                                               119,000
    Accounts payable                                                     41,852
    Accrued expenses                                                    198,517
                                                                   ------------
             Total current liabilities                                6,439,234

SETTLEMENT OF LITIGATION, net of current portion                         65,000

COMMITMENTS AND CONTINGENCIES (Notes 2 and 5)

STOCKHOLDERS' EQUITY:
    Capital stock, par value $1 per share; 15,000,000
         shares authorized; 10,505,065 shares issued
         and outstanding at December 31, 1998                        10,505,065
    Additional paid-in capital                                        8,332,482
    Accumulated deficit                                             (18,357,633)
                                                                   ------------
             Total stockholders' equity                                 479,914
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $  6,984,148
                                                                   ============




              See accompanying notes to these financial statements.

                                       -F3-

                              LEADVILLE CORPORATION

                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS



                                                       FOR THE YEARS ENDED
                                                           DECEMBER 31,
                                                  -----------------------------
                                                      1998             1997
                                                      ----             ----

OPERATING REVENUES                                $       --       $       --

OPERATING COSTS AND EXPENSES:
    General and administrative                         616,731          605,383
    Depreciation                                        67,718           67,718
                                                  ------------     ------------
         Total operating costs and expense             684,449          673,101
                                                  ------------     ------------

OPERATING LOSS                                        (684,449)        (673,101)

OTHER INCOME AND EXPENSE:
    Interest expense                                  (591,961)        (440,685)
    Other                                                8,294            7,123
                                                  ------------     ------------
         Total other income and expense               (583,667)        (433,562)
                                                  ------------     ------------

NET LOSS AND COMPREHENSIVE LOSS                   $ (1,268,116)    $ (1,106,663)
                                                  ============     ============

NET LOSS PER SHARE (Basic and Diluted)            $       (.12)    $       (.11)
                                                  ============     ============

WEIGHTED AVERAGE NUMBER OF CAPITAL SHARES
   OUTSTANDING                                      10,438,645        9,930,439
                                                  ============     ============




              See accompanying notes to these financial statements.

                                       -F4-



                                                    LEADVILLE CORPORATION

                                              STATEMENT OF STOCKHOLDERS' EQUITY
                                        FROM JANUARY 1, 1997 THROUGH DECEMBER 31, 1998


                                                                                                                           Total
                                                                 Capital Stock            Paid-in       Accumulated    Stockholder's
                                                             Shares         Amount        Capital         Deficit          Equity
                                                             ------         ------        -------         -------          ------

BALANCES, January 1, 1997                                   9,810,992   $  9,810,992   $  8,450,682    $(15,982,854)   $  2,278,820

    Conversion of notes payable, convertible debentures
           and accrued interest for common stock              169,905        169,905           --              --           169,905
    Stock for services:
           Officers                                           178,000        178,000        (37,500)           --           140,500
           Others                                              43,168         43,168         (5,700)           --            37,468
    Net loss                                                     --             --             --        (1,106,663)     (1,106,663)
                                                         ------------   ------------   ------------    ------------    ------------

BALANCES, December 31, 1997                                10,202,065     10,202,065      8,407,482     (17,089,517)      1,520,030

    Stock for services:
           Officers                                           300,000        300,000        (75,000)           --           225,000
           Other                                                3,000          3,000           --              --             3,000
    Net loss                                                     --             --             --        (1,268,116)     (1,268,116)
                                                         ------------   ------------   ------------    ------------    ------------

BALANCES, December 31, 1998                                10,505,065   $ 10,505,065   $  8,332,482    $(18,357,633)   $    479,914
                                                         ============   ============   ============    ============    ============



                                  See accompanying notes to these financial statements.

                                                          -F5-



                                  LEADVILLE CORPORATION

                                STATEMENTS OF CASH FLOWS


                                                                   FOR THE YEARS ENDED
                                                                       DECEMBER 31,
                                                               --------------------------
                                                                   1998           1997
                                                                   ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                     $(1,268,116)   $(1,106,663)
  Adjustments to reconcile net loss to net
      cash from operating activities:
           Stock for services                                      228,000        177,968
           Depreciation                                             67,718         67,718
           Provision for inventory obsolescence                     45,300         45,300
           Changes in assets and liabilities:
                (Increase) decrease in -
                      Prepaid Expenses and other                     2,810         (4,255)
                Increase (decrease) in:
                      Accrued interest to related parties          594,604        404,786
                      Officer payables and accrued salaries        141,681         21,246
                      Accounts payable                              33,518        (61,479)
                      Accrued expenses                              (8,432)      (697,816)
                                                               -----------    -----------
           Net cash used in operating activities                  (162,917)    (1,153,195)

CASH FLOW FROM INVESTING ACTIVITIES -
  Proceeds from certificates of deposit                             28,735           --

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on borrowings                                           (50,000)          --
  Proceeds from borrowings                                         175,000      1,016,037
                                                               -----------    -----------
           Net cash provided by financing activities               125,000      1,016,037

INCREASE (DECREASE) IN CASH                                         (9,182)      (137,158)

CASH, beginning                                                      9,182        146,340
                                                               -----------    -----------

CASH, ending                                                   $      --      $     9,182
                                                               ===========    ===========


SUPPLEMENTAL DISCLOSURES OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES -

      Capital stock issued for forgiveness of notes payable,
           convertible debentures and other liabilities to
           stockholders and/or officers                        $      --      $   169,905
                                                               ===========    ===========


                  See accompanying notes to these financial statements.

                                           -F6-

                              LEADVILLE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS



1.   NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:

     Nature of Business - Leadville Corporation (the "Company") is engaged in the development and mining of hard rock mineral properties.

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

     Net Loss Per Share - The loss per common share is presented in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. SFAS No. 128 replaced the presentation of
     primary  and  fully  diluted   earnings  (loss)  per  share  (EPS)  with  a
     presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing the income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. All potential dilutive securities are antidilutive as a result of the Company's net loss for the years ended December 31, 1998 and 1997. Accordingly, basic and diluted earnings per share are the same for each year.

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

     Use of Estimates - The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the


                                       -F7-

                              LEADVILLE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS



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

     Impairment  of  Long-Lived  Assets  -  Management   periodically   assesses
     recoverability of all long-lived assets. In the event that facts and circumstances indicate that the cost of long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required. Adoption of SFAS No. 121 had no effect on the financial statements.

     New Pronouncements - SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for the Company's financial statements for the year ended June 30, 2001 and the adoption of this standard is not expected to have a material effect on the Company's financial statements.

     SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, was issued in February 1998. This statement revises the disclosure requirement for pensions and other postretirement benefits. This statement is effective for the Company's financial statements for the year ended June 30, 1999 and the adoption of this standard is not expected to have a material effect on the Company's financial statements.


2.   CONTINUING OPERATIONS:

     The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. At December 31, 1998, the Company has a significant investment in non-producing mining properties, recovery of which is dependent upon the production of ore reserves in commercial quantities or sale of these properties at an amount equal to or in excess of cost. In addition, the Company has suffered recurring losses from operations and at December 31, 1998 has a working capital deficiency of approxi mately $6,429,955 which includes approximately $6,079,865 due to related parties. The Company also has significant inventories, which the Company intends to utilize in the start up and operation of its mining properties. As the ultimate realization of the mining properties and related inventories depends on circumstances which cannot currently be evaluated, it is not possible to determine whether any loss will ultimately be realized from their disposition. All real properties are collateral for convertible debentures. The Company has no property or liability insurance coverage. Past litigation concerning environmental matters (Note 5) has


                                       -F8-

                              LEADVILLE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS



     made it difficult to date for the Company to obtain working capital through additional equity or financing. Annual fees are required to maintain possessory titles to unpatented mining claims. However, without additional working capital, the Company may be unable to pay the required fees. Working capital must be obtained to allow for future operations.

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


3.   MINING PROPERTIES:

     As of December 31, 1998, the Company controls two mining properties; the approximately 5-square-mile Sherman Hilltop Consolidation and the approximately 1.5-square-mile Diamond- Resurrection Consolidation. In addition, the Company owns the .5-square-mile Stringtown Mill Site.

     In February 1986, the Company gained access to historic mine workings by way of the Diamond shaft located on the Company's Diamond-Resurrection Consolidation property. At that time, the Company began activities, including mineralization sampling and the construction and modification of the milling facility at the Stringtown Mill Site, necessary to place this property in a revenue producing stage. During 1987, the Company reacquired all mining, milling and other properties and rights held by Hecla Mining Company (HMC) under a previous lease agreement.

     Since May 1989 and continuing into 1998, the Company's activities have been limited to care, maintenance, and permit-related work. The Company is required to conduct a program of study, exploration, and sampling to maintain existing regulatory permits. In the event the required work is not performed, the Company may be required to reclaim the Sherman Mine site. The Company maintains a reclamation bonds in the amount of approximately $91,600 for the Sherman and Stringtown Mill sites and $12,665 for the Diamond-Resurrection Mine Site.


                                       -F9-

                              LEADVILLE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS



     Presented below is a summary of mining property costs as of December 31, 1998:


                                      DIAMOND-        SHERMAN
                                    RESURRECTION      HILLTOP
                                    CONSOLIDATION  CONSOLIDATION     TOTAL
                                    -------------  -------------     -----

 Mining claims                       $   221,445   $    78,110    $   299,555
 Exploration and development costs     4,445,428     1,784,979      6,230,407
 Interest                                795,741        31,276        827,017
                                     -----------   -----------    -----------
     Total                             5,462,614     1,894,365      7,356,979
 Accumulated depletion                      --      (1,821,078)    (1,821,078)
                                     -----------   -----------    -----------

                                     $ 5,462,614   $    73,287    $ 5,535,901
                                     ===========   ===========    ===========


4.   LONG-TERM DEBT, NOTES PAYABLE, AND CONVERTIBLE DEBENTURES:

     The notes payable as of December 31, 1998 are summarized as follows:


   Note payable, at 18% to stockholder, due June 1999,
       collateralized by mining  properties                       $  867,037

   Notes payable, at 10%, to stockholders and/or officers/
       directors, due dates range from April 1997 through
       December 1998                                                 444,000
                                                                  ----------

           Total related party notes payable                      $1,311,037
                                                                  ==========

   Notes  payable, at 10%, due dates range from January 1, 1997
       through December 31, 1998                                  $  119,000
                                                                  ==========


     Notes payable and certain related accrued interest (totaling approximately $1,069,000) are convertible to the Company's capital stock at the option of noteholders at a conversion price of generally $1.00 per share during the term of notes. As of December 31, 1998, $383,000 of the notes were past due. During 1998, the $867,037 past due note was extended and management of the Company believes the remaining past due notes will also be extended.


                                      -F10-

                              LEADVILLE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS



     Convertible debentures as of December 31, 1998 are summarized as follows:


     Ten percent convertible  debentures,  interest and principal due  December  1998.  The  debentures  and  related  accrued interest are  convertible to the Company's  capital stock at the option of the debenture holders at a conversion price of
     $1.00 per share, collateralized by mining properties.           $440,000
                                                                     ========


5.   COMMITMENTS AND CONTINGENCIES:

     Environmental Litigation - In the mid-1980s, the Company was named as one of several defendants in certain legal actions involving environmental matters. The plaintiffs in these actions, the State of Colorado and the Federal Government, alleged that the defendants were liable under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) in connection with mining and related activities in the California Gulch Superfund Site near Leadville, Colorado. The actions were consolidated.

     The Company and litigation counsel believed they had substantial and meritorious defenses to the claims being made. However, in an effort to expedite a conclusion and to minimize legal costs, the Company agreed to a settlement of the cases.

     During August 1993, a consent decree was entered by the U.S. District Court in Colorado whereby the United States agreed to settle the Company's alleged liability, with the exception of natural resources damages, if any, in consideration for $3,000,000 to be paid to the Environmental Protection Agency (EPA). Under the terms of the consent decree, a total of $250,000 is to be paid by the Company over 15 years, with a contingent liability of $2,750,000 to be paid based on profitable operations or sale of properties. Minimum payments are to be $10,000 for years 1 through 5, $15,000 for years 6 through 10, and $25,000 for years 11 through 15. This total amount has been recorded as a liability and with the amounts currently past due included in accrued liabilities and the long-term portion included as a settlement of litigation liability. The Company has not made any cash payments towards this liability.

     The EPA has acknowledged the receipt of soil and rock materials from one of Leadville's mining property. The Company has invoiced the EPA $3,880,330 for what it believes to be the fair market value of this soil and rock. However, the EPA has not yet agreed to the fair value of the soil and rock and as such, the Company will not record this transaction until the parties have agreed to its value and collectibility is assured. Under the terms of the settlement, the EPA has the right to demand full payment of the $3,000,000 if the yearly payments are not paid according to the terms of the agreement. The Company, however, believes that, at a minimum, the transfer to soil and rock material has satisfied the minimum cash payment obligation under the consent decree.

     Certificates of Deposit - The Company is required by the State of Colorado/Mined Land Reclamation Board to maintain certificates of deposit for future reclamation costs. No future reclamation costs have been accrued as of December 31, 1998.

                                      -F11-

                              LEADVILLE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS



6.   RELATED PARTY TRANSACTIONS:

     As discussed in Note 4, certain officers, directors and stockholders have provided significant loans to the Company. The aggregate indebtedness, including accrued interest, and other payables, amounted to approximately $5,859,662 at December 31, 1998. Total interest expense to these officers, directors and stockholders was $485,572 and $385,648 for the years ended December 31, 1998 and 1997, respectively.

     The Company leases office space on a month-to-month basis from a past officer of the Company for $125 per month. This individual is a partner in an accounting firm which performs bookkeeping, accounting and other administrative services for the Company. Fees for such rent and services totaled $23,225 and $64,235 for the years ended December 31, 1998 and 1997, respectively. As of December 31, 1998 and 1997, the Company owed the firm $3,543 and $2,116, respectively, which is included in amounts due to officers/directors/stockholders.

     As of December 31, 1998, the Company owed two officers $183,500 for compensation, including an office, equipment, and management allowance of approximately $2,000 each per month.

     See Note 8 for additional related party transactions.


7.   INCOME TAXES:

     The following items give rise to a long-term deferred tax asset as of December 31, 1998, which has been fully reserved:


       Inventory reserve for obsolescence                    $    68,000
       Adjusted basis differential - depletable properties       672,000
       EPA settlement liability                                   75,000
       Net operating loss carryforward                         3,570,000
       Other                                                      65,000
                                                             -----------
       Deferred tax asset                                      4,450,000
       Less valuation allowance                               (4,450,000)
                                                             -----------

             Net deferred tax asset                          $      --
                                                             ===========


     At December 31, 1998, the Company has available tax net operating loss carryforwards of approxi mately $9,575,000, which can be utilized to offset future taxable income. Utilization of these loss carryforwards may be limited due to changes in ownership of the Company, and they expire from 1998 through 2018. The valuation allowance was $4,202,000 at December 31, 1997 and increased by $248,000 for the year ended December 31, 1998.


                                      -F12-

                              LEADVILLE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


8.   STOCKHOLDERS' EQUITY:

     During the year ended December 31, 1997 certain officers/directors/stockholders of the Company agreed to convert principal amounts of notes payable and accrued interest totaling $169,205 to restricted capital stock at a price of $1.00 per share.

     During the year ended December 31, 1998, the Company issued officers and others 300,000 and 3,000 shares of common stock, respectively, valued at $228,000, for services.

     During the year  ended  December  31,  1997,  the  Company  issued  certain
     officers   and  others   178,000  and  43,168   shares  of  common   stock,
     respectively, valued at $177,968, for services.


9.   FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The carrying amounts of cash, certificates of deposit, accounts payable, accrued liabilities, notes payable, convertible debentures, and other payables approximates fair value because of the short-term maturity of those instruments. The carrying amount of the settlement of litigation liability approximates fair value as a result of the Company discounting this liability at the Company's effective borrowing rate.


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

     Financial instruments that subject the Company to credit risk consist of certificates of deposit which are $4,265 in excess of Federally insured amounts.


                                      -F13-

                                   SIGNATURES


     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on April 15, 1999 on its behalf by the undersigned, thereto duly authorized.


                                            LEADVILLE CORPORATION


Date:      April 15, 1999                   By: /s/ John H. Gasper
                                               John H. Gasper
                                               President, Chairman


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Dated:      April 15, 1999                  By: /s/ John H. Gasper
                                                     John H. Gasper
                                                     President, Chairman

Dated:      April 15, 1999                  By: /s/ Dr. Robert G. Risk
                                                     Dr. Robert G. Risk
                                                     Director, Chairman Emeritus

Dated:      April 15, 1999                  By: /s/ Lloyd L. Morain
                                                     Lloyd L. Morain
                                                     Director

Dated:      April 15, 1999                  By: /s/ James C. Tiffany
                                                     James C. Tiffany
                                                     Director