Form 10QSB
period 1999-03-31
LEADVILLE CORP
filed 1999-05-17
CIK 58204

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For Quarterly period ended March 31, 1999

Transaction report under Section 13 or 15(d) of the Exchange Act For the transition period from ____________ to ______________

Commission file number 0-1519

                              LEADVILLE CORPORATION
                              ---------------------
             (Exact Name or Registrant as Specified in its Charter)

        COLORADO                                         84-0388216
        --------                                         ----------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

7002 Graham Road, Suite 106, Indianapolis, Indiana         46220
--------------------------------------------------         -----
    (Address of Principal Executive Office)              (Zip Code)

                                 (317) 596-0735
                                 --------------
                          (Issuer's telephone number)

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

                                   10,905,065
                                   ----------
                   State the number of Shares of the issuer's classes of common equity, as of the latest practicable date:


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

PART I
ITEM 1. FINANCIAL STATEMENTS
----------------------------



                              LEADVILLE CORPORATION

                                 Balance Sheets
                                 March 31, 1999
                                   (Unaudited)


                                                      March 31,     December 31,
                                                        1999           1998
                                                    -----------    ------------

   ASSETS

   CURRENT ASSETS
      Cash                                          $     8,277     $      --
      Prepaid expenses and other                          6,754           9,279
                                                    -----------     -----------

           Total current assets                          15,031           9,279
                                                    -----------     -----------



   PROPERTY AND EQUIPMENT, at cost (Note 3)

   Mining properties, including assets
    acquired under capital leases                     7,356,979       7,356,979
   Buildings and equipment:
    Mine, including assets acquired
     under capital leases                             1,219,564       1,219,564
    Mill                                                829,032         829,032
    Other                                               108,143         108,143
    Land                                                 22,429          22,429
                                                    -----------     -----------

                                                      9,536,147       9,536,147
    Less accumulated depreciation and
     depletion including amortization
     applicable to assets acquired under
     capital leases                                  (2,955,224)     (2,938,232)
                                                    -----------     -----------

                                                      6,580,923       6,597,915
                                                    -----------     -----------

OTHER ASSETS:
 Investments - certificates of deposit                  104,265         104,265
 Inventories                                            261,364         272,689
                                                    -----------     -----------

                                                        365,629         376,954
                                                    -----------     -----------

                                                    $ 6,961,583     $ 6,984,148
                                                    ===========     ===========

                                                      March 31,     December 31,
                                                        1999            1998
                                                        ----            ----

LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
  Related parties: (Note 4)
    Convertible debentures                         $    440,000    $    440,000
    Notes payable, stockholders                       1,345,537       1,311,037
    Accrued interest payable                          4,277,400       4,108,625
    Due to officers and directors                       224,500         184,000
  Notes payable-other (Note 4)                          119,000         119,000
  Accounts payable                                       47,112          41,852
  Accrued expenses                                      186,576         198,517
                                                   ------------    ------------

        Total current liabilities                     6,681,250       6,439,234
                                                   ------------    ------------


SETTLEMENT OF LITIGATION (Note 5)                        65,000          65,000


LONG-TERM DEBT:
  Related parties                                          --              --
  Other                                                    --              --


COMMITMENTS AND CONTINGENCIES (Note 5)



STOCKHOLDERS' EQUITY
  Capital stock, par value $1 per share;
    authorized 15,000,000 shares; issued and
    outstanding March 31, 1999 and
    December 31, 1998, 10,505,065 and 10,505,065
    shares                                           10,905,065      10,505,065
  Additional paid-in capital                          8,082,482       8,332,482
                                                   ------------    ------------
                                                     18,987,547      18,837,547
  Accumulated deficit                               (18,772,214)    (18,357,633)
                                                   ------------    ------------

        Total stockholders' equity (Note 8)             215,333         479,914
                                                   ------------    ------------

                                                   $  6,961,583    $  6,984,148
                                                   ============    ============

See Notes to Financial Statements.

                                                                          Part I
                                                                          ------
                              LEADVILLE CORPORATION

                            STATEMENTS OF OPERATIONS
                   Three months ended March 31, 1999 and 1998
                                   (Unaudited)



                                                         Three Months
                                                        ended March 31,
                                               --------------------------------
                                                   1999                1998
                                                   ----                ----

Operating revenue                              $       --          $       --
                                               ------------        ------------


Operating costs and expenses:
 General and administrative                         247,414             339,371
 Depreciation                                        16,992              16,742
                                               ------------        ------------

  Total operating expenses                          264,406             356,113
                                               ------------        ------------

  Operating loss                                   (264,406)           (356,113)
                                               ------------        ------------

Financial income and expense:
 Debt settlement                                       --                  --
 Interest income                                      2,888               2,019
 Other Income                                           378                --
 Interest expense                                  (153,441)           (141,788)
                                               ------------        ------------


  Total financial income
   (expense)                                       (150,175)           (139,769)
                                               ------------        ------------


  Net loss                                     $   (414,581)       $   (495,882)
                                               ============        ============

Net loss per capital
 share                                         $       (.04)       $       (.05)
                                               ============        ============



 Weighted average number of
  capital shares outstanding
  (total shares)                                 10,878,398          10,222,065
                                               ============        ============


  See Notes to Financial Statements.

                              LEADVILLE CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                        Three Months ended March 31, 1999
                                   (Unaudited)




                               March 31, 1999              December 31, 1998
                          ------------------------     ------------------------

                            Shares        Amount         Shares        Amount
                            ------        ------         ------        ------

Capital Stock             10,905,065   $10,905,065     10,509,065   $10,505,065

Additional
 Paid-In Capital                         8,082,482                    8,332,482

Accumulated deficit,
 December 31, 1997                     (18,357,633)                 (18,357,633)
                                      ------------                  -----------

                                           629,030                  $   479,914
                                                                    ===========


Net Loss,
  March 31, 1999                          (414,581)
                                      ------------

                                      $    215,333
                                      ============




See Notes to Financial Statements.

                              LEADVILLE CORPORATION
                            STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 1999 and 1998

                                                         1999            1998
                                                       ---------      ---------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                            $(414,581)     $(495,882)
   Adjustments  to reconcile net loss
   to net cash provided by (used) in
   operating activities:
     Depreciation                                         16,992         16,742
     Stock issued for officer compensation               150,000        225,000

     Change in assets and liabilities:
       (Increase) decrease in:
          Prepaid expenses                                 2,525         (2,582)
          Inventories                                     11,325         11,325
        Increase (decrease) in:
          Accounts payable                                 5,260          8,454
          Accrued expenses                               (11,941)        18,275
          Officer payables                                 4,922         34,969
          Accrued interest                               168,775        139,395
          Accrued salaries-officer                        40,500           --
        Net cash provided by (used
          in) operating activities                       (26,223)       (44,304)
                                                       ---------      ---------


CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from borrowing, related party                 34,500        150,000

         Net cash provided by financing
          activities                                      34,500        150,000
                                                       ---------      ---------

         Increase (decrease) in cash and
          cash equivalents                                 8,277        105,696

Cash and cash equivalents:
  Beginning                                                 --            9,182
                                                       ---------      ---------

  Ending                                               $   8,277      $ 114,878
                                                       =========      =========

SUPPLEMENTAL DISCLOSURES OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES:
       Capital stock issued for
        officer compensation                           $ 250,000      $    --
                                                       =========      =========



See Notes to Financial Statements.

                              LEADVILLE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1999

1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:
----------------------------------------------------------

Nature of Business - Leadville Corporation (the Company) is engaged in the development of hard rock mineral properties in Lake and Park Counties, Colorado.

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

The Company provides for depreciation of buildings and equipment on the straight-line method, to apportion costs over the estimated useful lives of the assets which range principally from five to 20 years.

Accounts Receivable - The EPA has acknowledged the receipt of soil and rock materials from two of the Company's mining properties. Based on the Company's assessment of fair market value, the Company has invoiced the EPA for $3,880,330 for the majority of this soil and rock. However, the EPA has not yet agreed to the fair value of the soil and rock and, as such, the Company will not record this transaction until collectibility is assured.

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

2. CONTINUING OPERATIONS:
-------------------------

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. At March 31, 1999, the Company has a significant investment in non-producing mining properties, recovery of which is dependent upon the production of ore reserves in commercial quantities or sale of these properties at an amount equal to or in excess of cost. In addition, the Company has suffered recurring losses from operations and at March 31, 1999 has a working capital deficiency of approximately $6,666,200, which includes approximately $6,211,000 due to related parties. The Company also has significant inventories, which the Company intends to utilize in the start-up and operation of its mining properties. As the ultimate realization of the mining properties and related inventories depends on circumstances which cannot currently be evaluated, it is not possible to determine whether any loss will ultimately be realized from their disposition. All real properties are collateral for convertible debentures. The Company has no property or liability insurance coverage at March 31, 1999 or as of the date of this report. Past litigation concerning environmental matters has made it difficult to date for the Company to obtain working capital through additional equity or financing. Annual fees are required to maintain possessory titles to unpatented mining claims. However, without additional working capital, the Company may be unable to pay the required fees. Working capital must be obtained to allow for future operations.

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

3. MINING PROPERTIES:
---------------------

As of March 31, 1999, the Company owns two mining properties: the Sherman-Hilltop Consolidation, consisting of approximately 3,000 acres and the Diamond-Resurrection Consolidation, consisting of 1,180 acres. The Company also owns the 340 acre Stringtown Mill Site which was a functioning milling facility in 1989 and is still permitted for this use.

Activity at the Diamond-Resurrection property, primarily a gold property along with other metals including silver, lead and zinc in recoverable quantities, has been suspended since 1989 due to insufficient cash resources to finance further exploration and development work. The Company maintains a $12,700 reclamation bond for the site.

Since May of 1987 and continuing into 1999, the Company's activities at the Sherman Mine, primarily a silver property with other metals including gold, copper, lead and zinc, have been limited to care, maintenance and permit related work. During 1985, the Sherman Mine was placed in temporary cessation due to suspension of mining activities. During 1995, the temporary cessation period expired and the Company will be required to conduct a program of study, exploration and sampling to maintain existing regulatory permits. In the event the required work is not performed, the Company may be required to reclaim the Sherman Mine site. The Company maintains a reclamation bond, in the amount of $91,600, which relates to the Sherman and Stringtown Mill sites.

Substantially all of the Company's real properties serve as security for outstanding convertible debentures.

4. NOTES PAYABLE AND CONVERTIBLE DEBENTURES:
--------------------------------------------

The notes payable are summarized as follows:
                                                       March 31,    December 31,
                                                         1999           1998
                                                       --------       --------

Note payable, at 18%, to stockholder,
due June 23, 1999, collateralized
by mining properties                                   $867,037       $867,037
                                                       --------       --------

Notes payable, at 10% and 15%, to
stockholders and/or officers/
directors, due dates range to
December 31, 1999                                      $478,500       $444,000
                                                       ========       ========

Notes payable-other, at 10% due
dates ranging to
December 31, 1999                                      $119,000       $119,000
                                                       ========       ========


Each of the above notes payable is convertible into the Company's capital stock at the option of note holder at a conversion price of $.80 or $1.00 per share during the term of the note, except the note payable at 18% of which only $300,000 is so convertible.


The convertible debentures are summarized as follows:

                                                        March 31,   December 31,
                                                          1999          1998
                                                        --------      --------
10% convertible debentures, interest
and principal due through December 1999,
convertible to the Company's Capital Stock
at the option of the debenture holders at
a conversion  price of $1.00 per share,
collateralized by mining properties                     $440,000      $440,000
                                                        ========      ========


Of the $440,000, $340,000 is due to stockholders.

5. COMMITMENTS AND CONTINGENCIES:
---------------------------------

Environmental Litigation - The Company was named as one of several defendants in an certain legal actions involving environmental matters. The plaintiffs in these actions, the State of Colorado and the Federal Government, alleged that the defendants were liable under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") in connection with mining and property ownership positions in the approximately 11.5 square mile California Gulch Superfund site in Lake County, Colorado.

While the Company and litigation counsel believed they had substantial and meritorious defenses to the claims being made, in an effort to expedite a conclusion and to minimize legal costs, the Company agreed to a settlement of the cases. During August 1993, a consent decree was entered by the Federal District Court in Colorado whereby the United States agreed to settle the Company's alleged liability, with the exception of natural resources damages, if any, in consideration for $3,000,000. Under the original terms of the consent decree, a total of $250,000 was to be paid by the Company over 15 years, with a contingent liability of $2,750,000 to be paid based on profitable operations or sale of properties. Minimum cash payments are to be $10,000 for years one through five, $15,000 for years six through ten, and $25,000 for years 11 through 15. The Company has conservatively estimated its potential current liability to the United States under the consent decree, including interest, at $90,000.

Contract Mining Litigation - During March 1990, a subcontractor of the Company filed an action in Lake County District Court for non-payment of approximately $35,000 for mining services, plus associated costs. The Company has filed a counter-claim against the plaintiff for approximately $185,000 relating to the same contract. Other than a Court ordered status report in August 1996, no action has occurred in the case since 1993.

Certificates of Deposit - The Company is required by the Mined Lands Reclamation Board to maintain certificates of deposit for future reclamation costs. No future reclamation costs have been accrued as of March 31, 1999.

6. RELATED PARTY TRANSACTIONS:
------------------------------

Certain officers, directors and stockholders have provided significant loans and advanced expenses to the Company in recent years. The aggregate indebtedness, including accrued interest and other payables, amounted to approximately $6,211,000 at March 31, 1999. Substantially all of that indebtedness is convertible into the Company's Capital Stock at a price of $1.00 per share.

As of March 31, 1999, the Company owes its President accrued compensation of approximately $162,000 and its CEO accrued compensation of approximately $62,500.

The Company leases office space on a month-to-month basis from a former officer for $125 per month. This former officer is a principal in an accounting firm which performs bookkeeping, accounting and other administrative services for the Company. As of March 31, 1999, the Company owed the firm approximately $3,200 for accrued fees and expenses.

7. INCOME TAXES:
----------------

At December 31, 1998, the Company has available tax net operating loss carryforwards of approximately $9,575,000, which can be utilized to offset future taxable income. Utilization of these loss carryforwards may be limited due to changes in ownership of the Company, and expire from 1999 through 2018.

8. STOCKHOLDERS' EQUITY:
------------------------

During the quarter ended March 31, 1999, no notes payable or accrued interest were converted to restricted capital stock.

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

The Company received no operating revenues during 1997 and 1998 and incurred net losses in those years of $1,106,663 and $1,268,116, respectively. Management does not anticipate that any operating revenues will be generated during the year 1999. The Company's most viable prospect for generating income from operations is by achieving production at the Diamond-Resurrection property. The property should be primarily a gold producer, with significant quantities of silver, lead and zinc all present in the ores. In order to achieve production from the Diamond-Resurrection property, the Company must secure significant financing for debt reduction, for furthering mine development and re-establishing milling capabilities, and for working capital.

The Company is severely undercapitalized. As of March 31, 1999, the Company has a working capital deficit of $6,666,200 and minimal operating cash. With the exception of the $500,000 in proceeds received in 1996 from issuance of stock, substantially all of the Company's cash needs have been met by loans from the Company's officers and directors and by proceeds from short term notes. Management is hopeful that cash needs for 1999 will be met from existing cash resources and short-term borrowings until significant financing can be secured.

In 1998 and in the first three months of 1999, the Company used cash to meet general, administrative and property obligations. No capital expenditures were made during the first three months of 1999.

The Company's certificates of deposit, in the amount of $104,265, are held as mining reclamation bonds and classified as long term assets.

In order for the Company to continue as a going concern and re-start its mining operations, a significant amount of capital from sources outside the Company will be required. During 1999, management is continuing its efforts to develop business and operational plans and obtain financing for the Company's properties through joint-venture or cash investment. No assurance can be given that the Company will be successful in securing financing.

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

The Company  intends to use the  proceeds  from  significant  financing  to meet existing obligations as needed, to finance a development program, to begin production from the Diamond-Resurrection Mine and to evaluate other potential sources of revenue for the Company. The objective of the development program is to re-start mining operations and to fund an exploration program from mining revenues in order to identify potential reserves in addition to the more than 800,000 tons already identified at the Diamond Resurrection Mine. Studies completed on the Diamond-Resurrection Mine property over the past 12 years include verification of known mineralization, evaluation of mine development, and surface geo-physical investigations. These studies suggest that the Diamond-Resurrection property may hold significant deposits of gold, silver and base metals.

Full production at the Diamond-Resurrection Mine will require a significant capital expenditure to refurbish and/or acquire surface plant and underground equipment. Realizing operating revenues from Diamond-Resurrection Mine production will require that the Company re-establish milling capabilities at the Stringtown Mill site, construct a new milling facility or make other milling arrangements. No significant capital expenditures are anticipated to be made until such time as the Company secures significant financing or participation on the Diamond-Resurrection Mine properties. Management does not anticipate that there will be any significant change in the number of Company employees, until such time as significant financing can be obtained.

PART II

ITEM 1. LEGAL PROCEEDINGS
-------------------------


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

During August, 1993, a consent decree was entered by the Federal District Court in Colorado whereby the United States agreed to settle the Company's alleged liability, with the exception of natural resources damages, if any, in consideration for $3,000,000. Under the original terms of the consent decree, a total of $250,000 was to be paid by the Company over 15 years, with a contingent liability of $2,750,000 to be paid based on profitable operations or sale of properties. Minimum cash payments are to be $10,000 for years one through five, $15,000 for years six through ten and $25,000 for years 11 through 15. The Company has made no payments to the United States pending negotiations with the EPA concerning the EPA's use of and compensation for soil and rock materials from the Company's properties.

COWIN & COMPANY, INC.

In 1990, Cowin & Company, Inc., mining engineers and contractors, filed suit against the Company in Lake County, Colorado District Court asserting that the Company was obligated to Cowin & Company, Inc. for approximately $45,000 for contract mining fees and costs. Cowin & Company, Inc. is requesting damages, equipment possession and general relief relating to a contract mining agreement entered into March 3, 1987.

The Company counter-claimed for damages resulting from improper construction of the Diamond Mine shaft and damages resulting from Cowin & Company activities at the site. Since no action had been taken in the case since October 1993, the Court ordered a Status Report be filed on the matter by August 30, 1996. The status report was filed with the Court, however, no action has occurred since then.

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


(b)  Reports on Form 8-K filed during the  Registrant's  first  quarter of 1999.
     NONE

SIGNATURES
----------


Pursuant to the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


LEADVILLE CORPORATION
---------------------
(Registrant)



/s/ JOHN H. GASPER
------------------
John H. Gasper, President





Dated: May 14,  1999