Form 10QSB
period 1999-06-30
LEADVILLE CORP
filed 1999-08-18
CIK 58204

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For Quarterly period ended June 30, 1999

Transaction report under Section 13 or 15(d) of the Exchange Act For the transition period from ____________ to ____________

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

                                   10,927,063
                                   ----------
                   State the number of Shares of the issuer's
                       classes of common equity, as of the
                            latest practicable date:


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

PART I
ITEM 1. FINANCIAL STATEMENTS
----------------------------

                              LEADVILLE CORPORATION

                                 Balance Sheets
                                  June 30, 1999
                                   (Unaudited)

                                                      June 30,      December 31,
                                                        1999            1998
                                                    -----------     -----------
ASSETS

CURRENT ASSETS
   Cash                                             $    10,633     $      --
   Prepaid expenses and other                            13,903           9,279
                                                    -----------     -----------

        Total current assets                             24,536           9,279
                                                    -----------     -----------



PROPERTY AND EQUIPMENT, at cost
 (Notes 2 and 3)
   Mining properties, including assets
     acquired under capital leases                    7,356,979       7,356,979
   Buildings and equipment:
     Mine, including assets acquired
      under capital leases                            1,219,564       1,219,564
     Mill                                               829,032         829,032
     Other                                              108,143         108,143
     Land                                                22,429          22,429
                                                    -----------     -----------

                                                      9,536,147       9,536,147
     Less accumulated depreciation and
      depletion including amortization
      applicable to assets acquired under
      capital leases                                 (2,972,216)     (2,938,232)
                                                    -----------     -----------

                                                      6,563,931       6,597,915
                                                    -----------     -----------

OTHER ASSETS:
 Investments - certificates of deposit                  104,265         104,265
 Inventories                                            250,039         272,689
                                                    -----------     -----------

                                                        354,304         376,954
                                                    -----------     -----------

                                                    $ 6,942,771     $ 6,984,148
                                                    ===========     ===========

                                                     June 30,       December 31,
                                                       1999            1998
                                                   ------------    ------------

LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
  Related parties: (Note 4)
    Convertible debentures (Note 3)                $    440,000    $    440,000
    Notes payable, stockholders (Note 3)              1,365,537       1,311,037
    Accrued interest payable                          4,447,213       4,108,625
    Accrued salaries due officers                       285,500         184,000
    Due to officers and directors                        63,332          36,203
  Notes payable-other                                   119,000         119,000
  Accounts payable                                       40,659          41,852
  Accrued expenses                                      194,562         198,517
                                                   ------------    ------------

        Total current liabilities                     6,955,803       6,439,234
                                                   ------------    ------------


SETTLEMENT OF LITIGATION (Note 3)                        65,000          65,000


LONG-TERM DEBT:
  Related parties                                          --              --
  Other                                                    --              --


COMMITMENTS AND CONTINGENCIES (Note 3)



STOCKHOLDERS' EQUITY
  Capital stock, par value $1 per share;
    authorized 15,000,000 shares; issued and
    outstanding June 30, 1999 and
    December 31, 1998, 10,927,063 and 10,505,065
    shares, respectively                             10,927,063      10,505,065
  Additional paid-in capital                          8,082,482       8,332,482
                                                   ------------    ------------
                                                     19,009,545      18,837,547
  Accumulated deficit                               (19,087,577)    (18,357,633)
                                                   ------------    ------------

        Total stockholders' equity                      (78,032)        479,914
                                                   ------------    ------------

                                                   $  6,942,771    $  6,984,148
                                                   ============    ============


See Notes to Financial Statements.

                                                                                     Part I
                                    LEADVILLE CORPORATION

                                  STATEMENTS OF OPERATIONS
                           Six Months Ended June 30, 1999 and 1998
                                         (Unaudited)


                                        Three Months                     Six Months
                                       ended June 30,                  ended June 30,
                                    --------------------            --------------------
                                    1999            1998            1999            1998
                                    ----            ----            ----            ----
Operating revenue               $       --      $       --      $       --      $       --
                                ------------    ------------    ------------    ------------

Operating costs and expenses:
 General and administrative          127,866          97,215         375,280         436,586
 Depreciation                         16,992          16,992          33,984          33,734
                                ------------    ------------    ------------    ------------

 Total operating expenses            144,858         114,207         409,264         470,320
                                ------------    ------------    ------------    ------------

 Operating loss                     (144,858)       (114,207)       (409,264)       (470,320)
                                ------------    ------------    ------------    ------------

Financial income and expense:
 Other income                           --              --               378            --
 Interest income                       1,306           1,987           4,194           4,006
 Interest expense                   (171,811)       (181,793)       (325,252)       (323,581)
                                ------------    ------------    ------------    ------------


 Total financial income
 (expense)                          (170,505)       (179,806)       (320,680)       (319,575)
                                ------------    ------------    ------------    ------------


Net loss                        $   (315,363)   $   (294,013)   $   (729,944)   $   (789,895)
                                ============    ============    ============    ============

Net loss per capital
share                           $       (.03)   $       (.03)   $       (.07)   $       (.08)
                                ============    ============    ============    ============



 Weighted average number of
 capital shares outstanding
 (total shares)                   10,919,327      10,505,065      10,903,396      10,503,565
                                ============    ============    ============    ============



See Notes to Financial Statements.


                                       -5-

                              LEADVILLE CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                         Six Months Ended June 30, 1999
                                   (Unaudited)


                            June 30, 1999                 December 31, 1998
                     ---------------------------    ---------------------------
                       Shares          Amount          Shares         Amount
                       ------          ------          ------         ------

Capital Stock         10,927,063    $ 10,927,063      10,505,065   $ 10,505,065

Additional
 Paid-in Capital                       8,082,482                      8,332,482

Accumulated deficit,
 December 31, 1998                   (18,357,633)                   (18,357,633)
                                    ------------                   ------------

                                         651,912                   $    479,914
                                                                   ============

Net Loss,
 June 30, 1999                          (729,944)
                                    ------------

                                    $    (78,032)
                                    ============




See Notes to Financial Statements.

                              LEADVILLE CORPORATION

                            STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 1999 and 1998


                                                         1999            1998
                                                       ---------      ---------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                            $(729,944)     $(789,895)
   Adjustments to reconcile net loss
   to net cash provided by (used) in
   operating activities:
     Depreciation                                         33,984         33,734
     Stock issued for officer compensation               150,000        225,000
     Change in assets and liabilities:
        (Increase) decrease in:
          Prepaid expenses                                (4,624)         5,467
          Investments-CDs                                   --           28,735
          Inventories                                     22,650         22,650
        Increase (decrease) in:
          Accounts payable                                (1,193)        (2,531)
          Accrued expenses                                (3,955)         1,476
          Officer payables                               128,629         94,728
          Accrued interest                               340,586        326,223
                                                       ---------      ---------

        Net cash provided by (used
          in) operating activities                       (63,867)       (54,413)
                                                       ---------      ---------


CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from borrowing, related party                 74,500        150,000
   Repayment of note principal                              --          (25,000)
                                                       ---------      ---------

         Net cash provided by financing
          activities                                      74,500        125,000
                                                       ---------      ---------

         Increase (decrease) in cash and
          cash equivalents                                10,633         70,587

Cash and cash equivalents:
  Beginning                                                 --            9,182
                                                       ---------      ---------

  Ending                                               $  10,633      $  79,769
                                                       =========      =========

SUPPLEMENTAL DISCLOSURES OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES:
   Capital stock issued for forgiveness
    of accounts payable, interest
    and officer compensation                           $ 171,998      $   3,000
                                                       =========      =========


See Notes to Financial Statements.

                              LEADVILLE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1999

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

2. CONTINUING OPERATIONS:
-------------------------

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. At June 30, 1999, the Company has a significant investment in non-producing mining properties, recovery of which is dependent upon the production of ore reserves in commercial quantities or sale of these properties at an amount equal to or in excess of cost. In addition, the Company has suffered recurring losses from operations and at June 30, 1999 has a working capital deficiency of approximately $6,931,300, which includes approximately $6,571,900 due to related parties. The Company also has significant inventories, which the Company intends to utilize in the start-up and operation of its mining properties. As the ultimate realization of the mining properties and related inventories depends on circumstances which cannot currently be evaluated, it is not possible to determine whether any loss will ultimately be realized from their disposition. All real properties are collateral for convertible debentures. The Company has no property or liability insurance coverage at June 30, 1999 or as of the date of this report. Past litigation concerning environmental matters has made it difficult to date for the Company to obtain working capital through additional equity or financing. Annual fees are required to maintain possessory titles to unpatented mining claims. However, without additional working capital, the Company may be unable to pay the required fees. Working capital must be obtained to allow for future operations.

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

3. MINING PROPERTIES:
---------------------

As of June 30, 1999, the Company owns two mining properties: the Sherman-Hilltop Consolidation, consisting of approximately 3,000 acres and the Diamond-Resurrection Consolidation, consisting of 1,180 acres. The Company also owns the 340 acre Stringtown Mill Site which was a functioning milling facility in 1989 and is still permitted for this use.

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

4. NOTES PAYABLE AND CONVERTIBLE DEBENTURES:
--------------------------------------------

The notes payable are summarized as follows:

                                                       June 30,     December 31,
                                                         1999           1998
                                                       --------       --------

Note payable, at 18%, to stockholder,
due October 1, 1999, collateralized
by mining properties                                   $867,037       $867,037
                                                       --------       --------

Notes payable, at 10% and 15%, to
stockholders and/or officers/
directors, due dates range to
December 31, 1999                                      $498,500       $444,000
                                                       ========       ========

Notes payable-other, at 10% due
dates ranging to
December 31, 1999                                      $119,000       $119,000
                                                       ========       ========


Each of the above notes payable is convertible into the Company's capital stock at the option of note holder at a conversion price of $.80 or $1.00 per share during the term of the note, except the note payable at 18% of which only $300,000 is so convertible.


The convertible debentures are summarized as follows:

                                                          June 30,  December 31,
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

While the Company and litigation counsel believed they had substantial and meritorious defenses to the claims being made, in an effort to expedite a conclusion and to minimize legal costs, the Company agreed to a settlement of the cases. During August 1993, a consent decree was entered by the Federal District Court in Colorado whereby the United States agreed to settle the Company's alleged liability, with the exception of natural resources damages, if any, in consideration for $3,000,000. Under the original terms of the consent decree, a total of $250,000 was to be paid by the Company over 15 years, with a contingent liability of $2,750,000 to be paid based on profitable operations or sale of properties. Minimum cash payments are to be $10,000 for years one through five, $15,000 for years six through ten, and $25,000 for years 11 through 15. The Company has conservatively estimated its potential current liability to the United States under the consent decree, including interest, at $203,484.

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

Certificates of Deposit - The Company is required by the Mined Lands Reclamation Board to maintain certificates of deposit for future reclamation costs. No future reclamation costs have been accrued as of June 30, 1999.

6. RELATED PARTY TRANSACTIONS:
------------------------------

Certain officers, directors and stockholders have provided significant loans and advanced expenses to the Company in recent years. The aggregate indebtedness, including accrued interest and other payables, amounted to approximately $6,546,900 at June 30, 1999. Substantially all of that indebtedness is convertible into the Company's Capital Stock at a price of $1.00 per share.

As of June 30, 1999, the Company owes its President accrued compensation and expenses of approximately $198,780 and its CEO accrued compensation and expenses of approximately $136,750.

The Company leases office space on a month-to-month basis from a former officer for $125 per month. This former officer is a principal in an accounting firm which performs bookkeeping, accounting and other administrative services for the Company. As of June 30, 1999, the Company owed the firm approximately $1,000 for accrued fees and expenses.

7. INCOME TAXES:
----------------

At December 31, 1998, the Company has available tax net operating loss carryforwards of approximately $9,575,000, which can be utilized to offset future taxable income. Utilization of these loss carryforwards may be limited due to changes in ownership of the Company, and expire from 1999 through 2018.

8. STOCKHOLDERS' EQUITY:
------------------------

During the quarter ended June 30, 1999, approximately $21,998 in notes payable and accrued interest were converted to restricted capital stock.

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

The Company is severely undercapitalized. As of June 30, 1999, the Company has a working capital deficit of $6,931,300 and minimal operating cash. With the exception of the $500,000 in proceeds received in 1996 from issuance of stock, substantially all of the Company's cash needs have been met by loans from the Company's officers and directors and by proceeds from short term notes. Management is hopeful that cash needs for 1999 will be met from existing cash resources and short-term borrowings until significant financing can be secured.

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

The Company continues to incur significant interest charges associated with the outstanding notes payable and debentures. Management believes that a substantial amount of the note, debenture and associated accrued interest obligations could ultimately be converted to Capital Stock by the holders. The holders of these instruments have the right to convert principal and accrued interest to Capital Stock at prices of $.80 to $3.00 per share. Substantially all holders of the notes payable and debentures are stockholders of the Company.

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

---------------

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





Dated: August 16, 1999
----------------------