Form 10QSB
period 1999-09-30
LEADVILLE CORP
filed 1999-11-22
CIK 58204

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For Quarterly period ended September 30, 1999
Transaction report under Section 13 or 15(d) of the Exchange Act For the transition period from ___________ to ___________
Commission file number 0-1519

                              LEADVILLE CORPORATION
--------------------------------------------------------------------------------
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


Check whether the issuer (1) filed all reports required to be filed by Section 13 reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No ____

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ____ No ____


                      APPLICABLE ONLY TO CORPORATE ISSUERS

                                   10,927,063
                                   ----------
                   State the number of Shares of the issuer's
                       classes of common equity, as of the
                            latest practicable date:


           Transitional Small Business Disclosure Format (Check one):
                                  Yes ____ No X

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

PART I
ITEM 1. FINANCIAL STATEMENTS
----------------------------

                              LEADVILLE CORPORATION

                                 Balance Sheets
                               September 30, 1999
                                   (Unaudited)

                                                  September 30,     December 31,
                                                       1999             1998
                                                   -----------      -----------

   ASSETS

   CURRENT ASSETS
      Cash                                         $    15,735      $      --
      Prepaid expenses and other                        13,903            9,279
                                                   -----------      -----------

           Total current assets                         29,638            9,279
                                                   -----------      -----------



   PROPERTY AND EQUIPMENT, at cost
    (Notes 2 and 3)
   Mining properties, including assets
    acquired under capital leases                    7,356,979        7,356,979
   Buildings and equipment:
    Mine, including assets acquired
     under capital leases                            1,219,564        1,219,564
    Mill                                               829,032          829,032
    Other                                              108,143          108,143
    Land                                                22,429           22,429
                                                   -----------      -----------

                                                     9,536,147        9,536,147
    Less accumulated depreciation and
     depletion including amortization
     applicable to assets acquired under
     capital leases                                 (2,989,146)      (2,938,232)
                                                   -----------      -----------

                                                     6,547,001        6,597,915
                                                   -----------      -----------

OTHER ASSETS:
 Investments - certificates of deposit                 104,265          104,265
 Inventories                                           238,714          272,689
                                                   -----------      -----------

                                                       342,979          376,954
                                                   -----------      -----------

                                                   $ 6,919,618      $ 6,984,148
                                                   ===========      ===========

                                                   September 30,   December 31,
                                                       1999            1998
                                                   ------------    ------------

        LIABILITIES AND STOCKHOLDERS' EQUITY


CURENT LIABILITIES
   Related parties: (Note 4)
     Convertible debentures (Note 3)               $    440,000    $    440,000
     Notes payable, stockholders (Note 3)             1,477,037       1,311,037
     Accrued interest payable                         4,615,315       4,108,625
     Accrued salaries due officers                      346,062         184,000
     Due to officers and directors                       60,243          36,203
   Notes payable-other                                   32,500         119,000
   Accounts payable                                      43,121          41,852
   Accrued expenses                                     196,864         198,517
                                                   ------------    ------------

         Total current liabilities                    7,211,142       6,439,234
                                                   ------------    ------------


 SETTLEMENT OF LITIGATION (Note 3)                       65,000          65,000


 LONG-TERM DEBT:
   Related parties                                         --              --
   Other                                                   --              --


        COMMITMENTS AND CONTINGENCIES (Note 3)



 STOCKHOLDERS' EQUITY
   Capital stock, par value $1 per share;
     authorized 15,000,000 shares; issued and
     outstanding September 30, 1999 and
     December 31, 1998, 10,927,063 and 10,505,065
     shares, respectively                            10,927,063      10,505,065
   Additional paid-in capital                         8,082,482       8,332,482
                                                   ------------    ------------

                                                     19,009,545      18,837,547
   Accumulated deficit                              (19,366,069)    (18,357,633)
                                                   ------------    ------------

         Total stockholders' equity                    (356,524)        479,914
                                                   ------------    ------------

                                                   $  6,919,618    $  6,984,148
                                                   ============    ============


        See Notes to Financial Statements.



                                    LEADVILLE CORPORATION

                                  STATEMENTS OF OPERATIONS
                        Nine Months Ended September 30, 1999 and 1998
                                         (Unaudited)

                                        Three Months                     Nine Months
                                     ended September 30,             ended September 30,
                                     -------------------             -------------------

                                    1999            1998            1999            1998
                                    ----            ----            ----            ----

Operating revenue               $       --      $       --      $       --      $       --
                                ------------    ------------    ------------    ------------

Operating costs and expenses:
 General and administrative          111,659          90,594         486,939         527,180
 Depreciation                         16,930          16,992          50,914          50,726
                                ------------    ------------    ------------    ------------

 Total operating expenses            128,589         107,586         537,853         577,906
                                ------------    ------------    ------------    ------------

 Operating loss                     (128,589)       (107,586)       (537,853)       (577,906)
                                ------------    ------------    ------------    ------------

Financial income and expense:
 Other income                          2,400            --             2,778            --
 Interest income                         799           1,687           4,993           5,693
 Interest expense                   (153,102)       (182,938)       (478,354)       (506,519)
                                ------------    ------------    ------------    ------------


 Total financial income
 (expense)                          (149,903)       (181,251)       (470,583)       (500,826)
                                ------------    ------------    ------------    ------------


Net loss                        $   (278,492)   $   (288,837)   $ (1,008,436)   $ (1,078,732)
                                ============    ============    ============    ============
Net loss per capital
share                           $       (.02)   $       (.03)   $       (.09)   $       (.10)
                                ============    ============    ============    ============



 Weighted average number of
 capital shares outstanding
 (total shares)                   10,919,327      10,505,065      10,903,396      10,504,065
                                ============    ============    ============    ============




See Notes to Financial Statements.





                                        -5-


                              LEADVILLE CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                      Nine Months Ended September 30, 1999
                                   (Unaudited)


                             September 30, 1999               December 31, 1998
                         --------------------------      -------------------------

                           Shares          Amount          Shares         Amount
                           ------          ------          ------         ------

Capital Stock            10,927,063    $ 10,927,063      10,505,065   $ 10,505,065

Additional
 Paid-in Capital                          8,082,482                      8,332,482

Accumulated deficit,
 December 31, 1998                      (18,357,633)                   (18,357,633)
                                       ------------                   ------------

                                            651,912                   $    479,914
                                                                      ============

Net Loss,
 September 30, 1999                      (1,008,436)
                                       ------------

                                       $   (356,524)
                                       ============
















See Notes to Financial Statements.





                              LEADVILLE CORPORATION

                            STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 1999 and 1998


                                                       1999             1998
                                                    -----------     -----------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                         $(1,008,436)    $(1,078,732)
   Adjustments to reconcile net loss
   to net cash provided by (used) in
   operating activities:
     Depreciation                                        50,914          50,726
     Stock issued for officer compensation              150,000         225,000
     Change in assets and liabilities:
       (Increase) decrease in:
          Prepaid expenses                               (4,624)          8,716
          Investments-CDs                                  --            19,263
          Inventories                                    33,975          33,975
        Increase (decrease) in:
          Accounts payable                                1,269          (1,225)
          Accrued expenses                               (1,653)         (4,187)
          Officer payables                              186,102         138,433
          Accrued interest                              508,688         509,161
                                                    -----------     -----------

        Net cash provided by (used
          in) operating activities                      (83,765)        (98,870)
                                                    -----------     -----------


CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from borrowing, related party                99,500         150,000
   Repayment of note principal                             --           (40,000)
                                                    -----------     -----------

         Net cash provided by financing
          activities                                     99,500         110,000
                                                    -----------     -----------

         Increase (decrease) in cash and
          cash equivalents                               15,735          11,130

Cash and cash equivalents:
  Beginning                                                --             9,182
                                                    -----------     -----------

  Ending                                            $    15,735     $    20,312
                                                    ===========     ===========

SUPPLEMENTAL DISCLOSURES OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES:
   Capital stock issued for forgiveness
    of accounts payable, interest
    and officer compensation                        $   171,998     $     3,000
                                                    ===========     ===========

See Notes to Financial Statements.

                              LEADVILLE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1999

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

2. CONTINUING OPERATIONS:
   ----------------------

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. At September 30, 1999, the Company has a significant investment in non-producing mining properties, recovery of which is dependent upon the production of ore reserves in commercial quantities or sale of these properties at an amount equal to or in excess of cost. In addition, the Company has suffered recurring losses from operations and at September 30, 1999 has a working capital deficiency of approximately $7,181,504, which includes approximately $6,578,436 due to related parties. The Company also has inventories, which the Company intends to utilize in the start-up and operation of its mining properties. As the ultimate realization of the mining properties and related inventories depends on circumstances which cannot currently be evaluated, it is not possible to determine whether any loss will ultimately be realized from their disposition. All real properties are collateral for convertible debentures. The Company has no property or liability insurance coverage at September 30, 1999 or as of the date of this report. Past litigation concerning environmental matters has made it difficult to date for the Company to obtain working capital through additional equity or financing. Annual fees are required to maintain possessory titles to unpatented mining claims. However, without additional working capital, the Company may be unable to pay the required fees. Working capital must be obtained to allow for future operations.

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

3. MINING PROPERTIES:
   ------------------

As of September 30, 1999, the Company owns two mining properties: the Sherman-Hilltop Consolidation, consisting of approximately 3,000 acres and the Diamond-Resurrection Consolidation, consisting of approximately 1,180 acres. The Company also owns the 340 acre Stringtown Mill Site which was a functioning milling facility in 1989 and is still permitted for this use.

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

4. NOTES PAYABLE AND CONVERTIBLE DEBENTURES:
   -----------------------------------------

The notes payable are summarized as follows:
                                                   September 30,  December 31,
                                                       1999           1998
                                                     --------       --------

Note payable, at 18%, to stockholder,
due October 1, 1999, collateralized
by mining properties                                 $867,037       $867,037
                                                     --------       --------

Notes payable, at 10% and 15%, to
stockholders and/or officers/
directors, due dates range to
December 31, 1999                                    $577,500       $444,000
                                                     ========       ========

Notes payable-other, at 7.5% to 10%
with due dates ranging to
December 31, 1999                                    $ 32,500       $119,000
                                                     ========       ========


Each of the above notes payable is convertible into the Company's capital stock at the option of note holder at a conversion prices ranging from $.80 to $3.00 per share during the term of the note, except the note payable at 18% of which only $300,000 is so convertible.


The convertible debentures are summarized as follows:

                                                   September 30,  December 31,
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

Contract Mining Litigation - During March 1990, a subcontractor of the Company filed an action in Lake County District Court for non-payment of approximately $35,500 for mining services, plus associated costs. The Company has filed a counter-claim against the plaintiff for approximately $185,000 relating to the same contract. Other than a Court ordered status report in August 1996, no action has occurred in the case since 1993.

Certificates of Deposit - The Company is required by the Mined Lands Reclamation Board to maintain certificates of deposit for future reclamation costs. No future reclamation costs have been accrued as of September 30, 1999.


6. RELATED PARTY TRANSACTIONS:
   ---------------------------

Certain officers, directors and stockholders have provided significant loans and advanced expenses to the Company in recent years. The aggregate indebtedness, including accrued interest and other payables, amounted to approximately $6,578,436 at September 30, 1999. Substantially all of that indebtedness is convertible into the Company's Capital Stock at a price of $1.00 per share.

As of September 30, 1999, the Company owes its President accrued compensation and expenses of approximately $217,500 and its CEO accrued compensation and expenses of approximately $128,562.


7. INCOME TAXES:
   -------------

At December 31, 1998, the Company has available tax net operating loss carryforwards of approximately $9,575,000, which can be utilized to offset future taxable income. Utilization of these loss carryforwards may be limited due to changes in ownership of the Company, and expire from 1999 through 2018.

8. STOCKHOLDERS' EQUITY:
   ---------------------

During this quarter ended September 30, 1999, no notes payable or accrued interest were converted to restricted capital stock.

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

The Company received no operating revenues during 1997 and 1998 and incurred net losses in those years of $1,106,663 and $1,268,116, respectively. Management does not anticipate that any operating revenues will be generated during the year 1999. The Company's most viable prospect for generating income from operations is by achieving production at the Diamond-Resurrection property. The property should be primarily a gold producer, with significant quantities of silver, lead and zinc present in the ores. In order to achieve production from the Diamond-Resurrection property, the Company must secure significant financing for debt reduction, for furthering mine development and re-establishing milling capabilities, and for working capital.

The Company is severely undercapitalized. As of September 30, 1999, the Company has a working capital deficit of $7,181,504 and minimal operating cash. With the exception of the $500,000 in proceeds received in 1996 from issuance of stock, substantially all of the Company's cash needs have been met by loans from the Company's officers and directors, and by proceeds from short-term notes. Management is hopeful that cash needs for 1999 will be met from existing cash resources and short-term borrowings until significant financing can be secured.

In 1998 and in the first nine months of 1999, the Company used cash to meet general, administrative and property obligations. No capital expenditures were made during the first nine months of 1999.

The Company's certificates of deposit, in the amount of $104,265, are held as mining reclamation bonds and classified as long term assets.

In order for the Company to continue as a going concern and re-start its mining operations, a significant amount of capital from sources outside the Company will be required. During 1999, management is continuing its efforts to develop business and operational plans, and to obtain financing for the Company's properties through joint-venture or cash investment. No assurance can be given that the Company will be successful in securing financing.

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

The Company intends to use the proceeds from significant financing to meet existing obligations as needed, to finance a development program, to begin production from the Diamond-Resurrection Mine and to evaluate other potential sources of revenue for the Company. The objective of the development program is to re-start mining operations and to fund an exploration program from mining revenues in order to identify potential reserves in addition to the more than 800,000 tons already identified at the Diamond Resurrection Mine. Studies completed on the Diamond-Resurrection Mine property over the past 12 years include verification of known mineralization, evaluation of mine development and surface geo-physical investigations. These studies suggest that the Diamond-Resurrection property may hold significant deposits of gold, silver and base metals.

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

COWIN & COMPANY, INC.

In 1990, Cowin & Company, Inc., mining engineers and contractors, filed suit against the Company in Lake County, Colorado District Court asserting that the Company was obligated to Cowin & Company, Inc. for approximately $35,500 for contract mining fees and costs. Cowin & Company, Inc. is requesting damages, equipment possession and general relief relating to a contract mining agreement entered into March 3, 1987.

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





Dated: November 19, 1999
------------------------