Form 10KSB
period 1999-12-31
LEADVILLE CORP
filed 2000-05-16
CIK 58204

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the fiscal year ended: December 31, 1999


                         Commission file number: 0-1519


                              LEADVILLE CORPORATION
                              ---------------------
                 (Name of small business issuer in its charter)

           COLORADO                                         84-0388216
           --------                                         ----------
(State or other jurisdiction of                 (IRS Employer Identification No)
incorporation or organization)

               7002 Graham Road, Suite 106, Indianapolis, IN 46220
               ---------------------------------------------------
                    (Address of principal executive offices)

                                 (317) 596-0735
                                 --------------
                            Issuer's telephone number

         Securities registered under Section 12(b) of the Exchange Act:
                                      NONE
                                      ----

      Securities registered Pursuant to Section 12(g) of the Exchange Act:
                                  COMMON STOCK
                                  ------------

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

The aggregate market value of the Common Stock (the Registrant's only class of voting stock) held by non-affiliates of the Registrant on December 31, 1999, was approximately $4,438,573 based upon the reported closing sale price of such shares on the NASD OTC-Bulletin Board for that date. As of December 31, 1999, there were 10,927,063 shares of Common Stock outstanding.

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

     Due to the collapse of silver prices in the 1890s, coupled with the exhaustion of easily minable high-grade surface ore, the District was left relatively inactive for almost 50 years. During that period, property and mineral rights were abandoned or divided to the point of not being manageable. Beginning in 1949 and continuing into the 1980s one of the Company's strategic corporate objectives was to consolidate, under its control, promising land positions in the District which would serve to support large, long-term mining operations. Under the direction of Dr. Robert G. Risk, President and Chairman from 1949 to 1997, the Company commissioned reviews of historical mining data, conducted geophysical studies and researched title records for the Leadville area in an effort to identify land positions which held promising prospects for acquisition and mining. After years of effort and considerable expense, the Company successfully consolidated ownership interests and mining rights in the Sherman-Hilltop and Diamond-Resurrection properties.

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

     The future results of the Company may vary materially from those anticipated by management, and may be affected by various trends and factors that are beyond the control of the Company. These risks include lack of capital of the Company, its substantial dependence on Dr. Risk to fund operations, the uncertainties surrounding the EPA Superfund site in which approximately ten percent of the Company's properties are located, the uncertainties of obtaining additional capital, the competitive environment in which the Company operates, changing metal and mineral prices, and other significant risks described herein.


Item 2. DESCRIPTION OF PROPERTIES
---------------------------------

SHERMAN MINE

     In 1974, Leadville leased the Sherman Mine and Stringtown Mill properties to Day Mines, Inc. ("Day Mines") of Wallace, Idaho. The Sherman Mine properties consist of approximately 1,854 acres of patented mining claims and 1,760 acres of unpatented mining claims in Lake and Park Counties. The Stringtown Mill site includes approximately 340 acres and is the location of the Stringtown Mill and Malta Gulch tailing ponds. Unpatented claims require payment of annual assessment fees to maintain the right to mine on these federally owned lands.

     Hecla Mining Company ("Hecla") began to operate the Sherman Mine in 1981 as a result of the merger of Day Mines into Hecla. During the early 1980s, low silver prices resulted in the suspension of mining operations at the Sherman Mine for periods of time. In November of 1984, the Company reached agreement, in principle, with Hecla whereby all properties and mining rights subject to the 1974-lease agreement would be reacquired by the Company. During October of 1987, the Company reached a final agreement with Hecla for re-conveyance of the lease, in consideration for $500,000 cash and a convertible debenture in the amount of $381,000. In December 1993, as a result of the Company's efforts to re-structure its debt obligations, Hecla agreed to cancel the $381,000 debenture, along with accrued interest of approximately $402,000.

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

     During the years 1986 though 1988, modifications and improvements were made to the Stringtown Mill in anticipation of processing Diamond Mine ore. The mill operated sporadically from mid-1988 until early 1989 processing Diamond Mine ore. Administrative, laboratory, warehouse and residential facilities are also located on the 340-acre site.

     As of March 15, 2000, the Company employed one individual to monitor the properties and to perform necessary administrative and field duties.

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

From 1983 through 1988, the Company negotiated with the United States to have its involvement in the consolidated case dismissed or settled on a de minimis basis. That effort was ultimately unsuccessful. During the years 1989 and continuing into 1993, the Company attempted to negotiate a settlement of its alleged liability to the United States. Management believed that the Company might obtain financing if the claims asserted by the United States were settled and the financial exposure limited.

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

     In 1998, the EPA approached the Company regarding drainage and erosion control at the Company's Resurrection No. 1 Mine site. The EPA initially wanted the Company to reimburse the EPA for the remedial activity. The Company, however, argued successfully that the proposed activity was covered under the existing consent decree. The EPA concurred with this position, performed the work in 1998 and has not attempted collections against the Company for this effort.

     See Note 5 "Environmental Litigation" on page F-11 of the Financial Statements for additional comments related to the EPA and the status of cash payments.

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

Mining Equipment, Inc.

     During January 2000, the Company was named as a defendant involving equipment under lease that was deemed part of the real property at the mine site by the courts. The plaintiff's claims included a claim for rent, conversion and unjust enrichment. The Company intends to vigorously defend the claims in that the courts have already issued a judgement regarding this lease and the Company is in compliance with this earlier judgement.

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

     There were no matters submitted to a vote of the Company's security holders during the fourth quarter of 1999.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
------------------------------------------------------------------------------

     The Company's Common Stock trades on the NASD OTC-Bulletin Board. The following table sets forth the low and high bid price quotations per share of Common Stock, as reported on the NASD OTC-Bulletin Board for the periods indicated. These quotations reflect inter-dealer prices, without retail markup, mark down or commission and may not necessarily represent the actual price of transactions.

Quarter Ended
-------------
                                 Low       High
                                 ---       ----

December 31, 1998             $ 0.0625    0.5625
March 31, 1999                  0.4062    0.625
June 30, 1999                   0.250     0.5625
September 30, 1999              0.1562    0.4375
December 31, 1999               0.1875    0.500

     As of December 31, 1999, the Company had approximately 2,020 holders of record of its Common Stock; management estimates that the number of beneficial holders is greater.

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

     See Page F-5 to the Financial Statements for issuance of shares of common stock during 1999, all of which are unregistered.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.
-------------------------------------------------------------------------------

     The following discussion should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere herein. In particular, reference is made to Note No. 2, "Continuing Operations", beginning on Page F-8 of the Financial Statements. The Company's results may be affected by various trends and factors, which are beyond the Company's control. These include factors discussed elsewhere herein.

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

Results of Operations

     The Company earned no revenues from operations in 1999 and reported a net loss of $1,635,387. The most significant expenses incurred during 1999 included $687,685 of interest, $26,894 for property taxes, $67,718 for depreciation, and $45,300 for write-down of parts inventory. Approximately 51% of the loss for 1999 was attributable to these expenses. The Company also expensed approximately $680,031 in salaries in 1999, of which $43,501 was paid in restricted common stock and approximately $447,000 was paid as options for the purchase of restricted common stock of the Company.

     The Company has had no active mining operations since 1989 and continues to carry a significant investment in property, equipment and parts inventory. In 1995, the Company initiated policies to recognize a declining useful life and value of these assets. Approximately $110,300 of such expenses was recognized in 1999.

     During 1999, the Company continued to incur significant interest expense relating to outstanding notes and debentures payable and their related accrued interest. As of December 31, 1999, principal amounts due on notes payable and debentures payable was $1,937,862 and $440,000, respectively.

     Substantially all other expenses in 1999 were incurred to meet general, administrative and property holding expenses.

1999 COMPARED TO 1998

     The net loss for 1999, before extraordinary items, increased approximately $53,000 compared to 1998. Interest expense for 1999 increased approximately $127,000 over 1998, due primarily to interest expense associated with additional borrowing during 1999. Depreciation expense did not change in 1999, as the Company continued its policy to provide for depreciation on mining assets maintained on a stand-by basis. General and administrative expenses increased slightly in 1999.

Liquidity and Capital Resources

     The Company is severely undercapitalized. As of December 31, 1999, the Company has a working capital deficit of $7,427,393 and minimal operating cash. Substantially all of the Company's cash needs have been met by loans from the Company's management and by proceeds from short-term notes. Management is hopeful that cash needs for 2000 will be met from existing cash resources and short-term borrowings, although additional loans from previous sources can not be assured.

     In 1999, the Company used cash to meet general, administrative and property obligations. During 1999 and 1998, the Company borrowed approximately $127,000 and $125,000, respectively, through the placement of various secured and unsecured notes. No capital expenditures were made during the year.

     The Company's certificates of deposit, in the amount of $104,265, are held as mining reclamation bonds and classified as long term assets.

     In order for the Company to continue as a going concern and attempt to operate its mining properties, a significant amount of capital from sources outside the Company will be required.

     During 2000, management will continue its efforts to obtain financing for the Company's properties through joint-venture, cash investment or a secondary offering of the Company's stock. No assurance can be given that the Company will be successful in securing financing

As of December 31, 1999, the Company is obligated to promissory note holders in the face amount of $1,937,862, plus accrued interest of $1,239,659. Outstanding convertible debentures at December 31, 1999, in the face amount of $440,000, plus accrued interest of $3,198,382, are secured by all of the Company's real property.

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

Impact of Year 2000 Issue

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four digits to define years. This could possibly result in computer malfunction and miscalculations. Based upon a recent assessment, the Company has determined that it will not be necessary to modify or replace any significant portions of its equipment or software so that its computers will properly use dates beyond December 31, 1999. The Year 2000 Issue has not had and is not expected to have material impact on the Company's operations. In that the Company does not rely significantly on third parties' computer systems for the continuance of its operations, the Company has determined that it has very little exposure, if any, to contingencies related to the Year 2000 Issue and no costs to the Company are anticipated.


Item 7. Financial Statements.
-----------------------------

See "Index to Financial Statements" on page F-1 hereof.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
-----------------------------------------------------------------------

None

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------------------------------------

     The following table sets forth information regarding the officers and directors of the Company.

Name               Age   Positions Held    Officer/Director since
----               ---   --------------    ----------------------

Robert G. Risk      90   Director                   1949

Lloyd L. Morain     82   Director                   1967

James C. Tiffany    69   Director                   1990

John H. Gasper      41   President, Chairman        1997

Scot B. Hutchins    44   CEO                        1998

Mr. Tiffany is the nephew of Dr. Risk. Mr. Gasper and Mr. Hutchins are cousins. There is no other family relationship between or among any of the above listed officers and directors.

Robert G. Risk has been the Chairman and a Director since January 1949. He has been a practicing dentist in Indianapolis, Indiana for many years.

Lloyd L. Morain has been a Director since 1967. He is currently a personal business advisor and Chairman of the Board of the Illinois Gas Company, an Illinois corporation with which he has been associated with for many years. Mr. Morain holds office with several other utility companies.

James C. Tiffany has spent his entire business career in various aspects of the mining business; most recently serving with Reynolds Metal Company since 1964. Reynolds is engaged in the manufacture of aluminum and aluminum products. He received his Engineer of Mines degree from the Colorado School of Mines in 1951. The Company employed Mr. Tiffany in the position of operations manager during the years 1953 through 1959.

John H. Gasper, MSEM, P.E., President of Leadville Corporation since July, 1997, is a registered professional mining engineer with fifteen years of experience in mining engineering design and restoration of lands impacted by mining. He has served as the chief mining engineer for Atec Associates, a national geotechnical/environmental engineering consulting firm, for twelve years and President of EnviRESTORE Engineering, LLP since 1996.

Scot B. Hutchins, CEO of Leadville since March 1998, is an attorney who has practiced law for three years at the U.S. Department of Justice and twelve years at a major law firm in Washington, D.C.


Item 10. Executive Compensation
-------------------------------

     The only current officers of Leadville Corporation who earned compensation during 1999 were Mr. Gasper and Mr. Hutchins. Mr. Gasper's salary was $120,000 for the year ended December 31, 1999. Including compensation earned in 1997 and 1998, approximately $232,200 remains unpaid to Mr. Gasper. In addition, Mr. Gasper earned as compensation 50,000 shares of restricted Common Stock in 1999 (or $2,678 in value). Mr. Hutchins' salary was $1,644 in 1997, $50,000 in 1998 and $100,000 in 1999, of which, the total amount remains unpaid. In addition, Mr. Hutchins earned as compensation 350,000 shares of restricted Common Stock (or $18,750 in value) and an option to purchase 800,000 shares of unregistered, restricted Common Stock at their fair market value in 1998. In 1999, Mr. Hutchins earned 300,000 shares of restricted Common Stock (or $18,750 in value) and an option for the purchase of 800,000 shares of unregistered, restricted Common Stock at their fair market value. The fair market value for these options was determined for the Company by the outside accounting firm Kaufman Davis Business Services, Inc. The exercise price was established at $0.0625 per share at the exercise date of August 12, 1998 and $0.05357 per share at the exercise date of January 5, 1999.

     Additionally, in accordance with their employment agreements, each officer can receive (i) 20,000 shares of restricted Common Stock for each additional million dollars raised in debt financing, (ii) a one-time payment of 150,000 shares in the event that the average closing price of Common Stock is $2.00 or more within any 14-day period, and (iii) 150,000 shares of restricted Common Stock each time the price of Common Stock doubles from the prior price triggering a payment of shares.

     Accrued Salary - Due to limited working capital, Mr. Gasper and Mr. Hutchins have deferred receipt of most of their salary until such time that the Company is better able to fulfill this obligation.

     The following table sets forth certain information for each of the last three fiscal years with respect to the annual and long-term compensation of the current officers of the Company.


                                Summary Compensation Table

                                        Annual Compensation          Long Term Compensation
--------------------------------------------------------------------------------------------
            (a)                 (b)      (c)           (e)               (f)         (g)
--------------------------------------------------------------------------------------------
Name and Principal Position    Year    Salary     Other Annual        Restricted  Securities
                                         ($)      Compensation          Stock     Underlying
                                                       ($)             Award(s)    Options
                                                                         (#)         (#)
--------------------------------------------------------------------------------------------
Scot B. Hutchins,              1997    1,644
CEO                                    (1)
                               1998    50,000     24,500                350,000     800,000
                                                  (office allowance)
                               1999    100,000    24,500                300,000     800,000
                                                  (office allowance)
John H. Gasper,                1997    60,000     12,250                150,000
President                              (2)        (office allowance)
                               1998    120,000    24,500                50,000
                                                  (office allowance)
                               1999    120,000    24,500
                                                  (office allowance)
--------------------------------------------------------------------------------------------

(1)  Scot B. Hutchins' Effective Date of employment: December 19, 1997

(2)  John H. Gasper's Effective Date of employment: July 1, 1997

     The following table sets forth certain information regarding stock options granted to Mr. Hutchins during 1999. No other stock options were granted by the Company.


----------------------------------------------------------------------------------------------------
         Name             Number of Securities  Percent of Total Options
                              Underlying         Granted to Employees
                                Options           in the Fiscal Year         Exercise     Expiration
                                                                           Price ($/Sh)      Date
----------------------------------------------------------------------------------------------------
Scot B. Hutchins,               800,000                  100%                 $.0625          --
Chief Executive Officer
----------------------------------------------------------------------------------------------------

     The following table sets forth the aggregate options held by the Company's Chief Executive Officer, the only officer who has been granted options. No options were exercised by the specified officer in 1999.


------------------------------------------------------------------------------------------------
                                                Number of Securities     Value of Unexercised
                                                 Underlying Options      In-the-Money Options
                   Shares Acquired    Value         Exercisable/         at December 31, 1999
    Name             on Exercise     Realized       Unexercisable      Exercisable/Unexercisable
------------------------------------------------------------------------------------------------
Scot B. Hutchins,        --             --          1,600,000 / 0          $7,132 / None
CEO
------------------------------------------------------------------------------------------------


Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

     As of December 31, 1999, a total of 10,927,063 shares of the Company's Common Stock were outstanding. The table below sets forth the ownership by management and principal stockholders of the Company as of December 31, 1999:

                                         Share
                                       Ownership
Name                 Title               Direct        Percent
----                 -----               ------        -------

Robert G. Risk     Director          2,686,179 (b)     24.58%

Lloyd L. Morain    Director            459,408 (b)      4.20%

James C. Tiffany   Director             27,631 (b)      0.25%

John H. Gasper     President/Chairman  200,000 (b)      1.83%

Scot B. Hutchins   CEO                 675,000 (b)      6.18%

All officers and directors as a group                  37.04%


(a) The address of each management person is 7002 Graham Road, Suite 106, Indianapolis, IN 46220.

(b) Members of the Board of Directors and officers hold debt instruments of the Company which can be generally converted into Common Stock at a price of $.80 to $1.00 per share. If such debt instruments were converted to stock as of December 31, 1999, officers and directors would hold the following number of shares and percentages of outstanding stock: Robert G. Risk 3,792,465 shares, (30.8%); Lloyd L. Morain 566,168 shares, (4.6%); James C.
     Tiffany 27,631 shares, (0.22%); John H. Gasper 200,000 shares, (1.6%) Scot
     B. Hutchins 855,667 shares, (6.9%).

     If holders of all convertible debt instruments of the Company had exercised their option to convert the obligations to Common Stock as of December 31, 1999, approximately 4,958,824 shares would have been issued and total outstanding shares would have been 15,885,887. Officers and directors, as a group, would own 5,441,931 shares representing 34.26% of the outstanding Common Stock.

Item 12. Certain Relationships and Related Transactions.
--------------------------------------------------------

     Substantially all of Leadville's financing since 1983 has been provided by loans from the Company's officers and directors through proceeds from the private placement of equity and debt instruments. The following table sets forth amounts due to officers and directors of the Company for debt proceeds received from officers and directors as of December 31, 1999:

Name              Obligation      Principal    Interest        Total
----              ----------      ---------    --------        -----

Robert G. Risk    Debenture           -0-     $1,106,285    $1,106,285

Robert G. Risk    Demand notes      $25,000     $936,749      $961,749

Lloyd L. Morain   Notes             $75,000      $31,760      $106,760

Scot B. Hutchins  Notes            $117,500      $30,909      $148,409


Substantially all of the debenture payable, notes payable and related accrued interest amounts are convertible into the Company's Common Stock at $1.00 per share. The demand notes and associated accrued interest due to Dr. Risk have no stock conversion features. The notes and associated accrued interest due to Mr. Hutchins are convertible at $.80 per share for $129,037 and $1.00 per share for $19,372.

     During the years 1997 through 1999, Dr. Risk has advanced the Company $5,000, $15,000, and $37,500, respectively. The advances bear interest at 10% and are due on demand. In earlier years, Dr. Risk agreed to convert substantially all principal on the demand notes into Common Stock.

     During 1995 and 1996, Mr. Morain provided loans to the Company in the form of unsecured promissory notes, bearing interest at 10% per annum and convertible into the Company's Common Stock at a price of $1.00 per share. Mr. Morain loaned the Company $50,000 in 1997 and $35,000 in 1999. Mr. Morain has provided significant financing to the Company in years prior to 1995 and he has converted substantially all such loans and accrued interest into restricted Common Stock.

     During 1998 and 1999, Mr. Hutchins advanced the Company $115,000 and $2,500, respectively. An advance of $100,000 in 1998 bears an interest rate of 15% and is convertible into Common Stock at $.80 per share. Advances in 1998 and 1999 totaling $17,500 bear an interest rate of 10% and are convertible into Common Stock at $1.00 per share.

     During the years 1995 through 1999, Leadville was successful in securing conversion of certain debt obligations into Common Stock. During these and prior years, officers and directors of the Company also exercised Common Stock conversion rights for obligations they held.

     The Company believes that the terms of the transactions discussed above are comparable to those that have been attainable from non-affiliated sources.

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

Item 13. Exhibits and Reports on Form 8-K.
------------------------------------------

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

(b)  Reports on Form 8-K Filed During the Registrant's Fourth Fiscal Quarter:

     None

                                   SIGNATURES


     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on May 8, 2000 on its behalf by the undersigned, thereto duly authorized.


                                      LEADVILLE CORPORATION


Date: May 8, 2000                     By: /s/ John H. Gasper
-----------------                     ----------------------
                                      John H. Gasper
                                      President


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Dated: May 8, 2000                    By: /s/ John H. Gasper
------------------                    ----------------------
                                      John H. Gasper
                                      President, Chairman


Dated: May 8, 2000                    By: /s/ Dr. Robert G. Risk
------------------                    --------------------------
                                      Dr. Robert G. Risk
                                      Director, Chairman Emeritus


Dated: May 8, 2000                    By: /s/ Lloyd L. Morain
------------------                    -----------------------
                                      Lloyd L. Morain
                                      Director


Dated: May 8, 2000                    By: /s/ James C. Tiffany
------------------                    ------------------------
                                      James C. Tiffany
                                      Director

                          INDEX TO FINANCIAL STATEMENTS


                                                                         PAGE
                                                                         ----

Independent Auditor's Report..............................................F-2

Balance Sheets - December 31, 1999 .......................................F-3

Statements of Operations and Comprehensive Loss -
  For the Years Ended December 31, 1999 and 1998..........................F-4

Statement of Stockholders' Equity -
  From January 1, 1998 through December 31, 1999..........................F-5

Statements of Cash Flows -
  For the Years Ended December 31, 1999 and 1998..........................F-6

Notes to Financial Statements.............................................F-7

                          INDEPENDENT AUDITOR'S REPORT



Board of Directors
Leadville Corporation
Indianapolis, Indiana


We have audited the accompanying balance sheet of Leadville Corporation as of December 31, 1999 and the related statements of operations and comprehensive loss, stockholders' equity and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Leadville Corporation as of December 31, 1999, and the results of its operations and its cash flows for the year ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles.

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

As discussed in Note 5, for the year ended December 31, 1998, the Company had not recorded compensation related to stock options for the purchase of 800,000 shares of common stock and 100,000 shares of common stock that were earned pursuant to the terms of certain officer employment agreements. Accordingly, the accompanying 1998 financial statements have been restated, which resulted in an increase in net loss of $314,000 for 1998.


/s/ Hein + Associates LLP
-------------------------
Hein + Associates LLP


Denver, Colorado
May 4,  2000


                                LEADVILLE CORPORATION

                                    BALANCE SHEET
                                  DECEMBER 31, 1999


                                       ASSETS
                                       ------

Current Assets:
  Cash                                                                   $     33,445
  Prepaid expenses and other                                                    5,418
                                                                         ------------
      Total current assets                                                     38,863

Property and Equipment, at cost:
  Mining properties                                                         7,356,979
  Buildings and equipment:
      Mine                                                                  1,219,564
      Mill                                                                    829,032
      Other                                                                   108,143
  Land                                                                         22,429
                                                                         ------------
                                                                            9,536,147

  Less accumulated depreciation and depletion                              (3,005,950)
                                                                         ------------
                                                                            6,530,197
Other Assets:
   Investments - certificates of deposits                                     104,265
   Inventories                                                                227,389
                                                                         ------------
      Total other assets                                                      331,654
                                                                         ------------

Total Assets                                                             $  6,900,714
                                                                         ============


                        LIABILITIES AND STOCKHOLDERS' EQUITY
                        ------------------------------------

Current Liabilities:
  Related parties:
     Convertible debentures                                              $    440,000
     Notes payable, stockholders                                            1,796,362
     Accrued interest payable                                               4,411,220
     Payables to officers/directors/stockholders                               71,438
     Accrued salaries - officers                                              400,821
  Notes payable - other                                                       141,500
  Accounts payable                                                            100,605
  Accrued expenses                                                            104,310
                                                                         ------------
      Total current liabilities                                             7,466,256

Settlement of Litigation                                                      121,000

Commitments and Contingencies (Notes 2 and 5)

Stockholders' Equity:
  Capital stock, par value $1 per share; 15,000,000 shares authorized;
      10,927,063 shares issued and outstanding at December 31, 1999        10,927,063
  Additional paid-in capital                                                8,693,415
  Accumulated deficit                                                     (20,307,020)
                                                                         ------------
       Total stockholders' equity                                            (686,542)
                                                                         ------------

Total Liabilities and Stockholders' Equity                               $  6,900,714
                                                                         ============

                                       F-3

                              LEADVILLE CORPORATION

                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS


                                                      For the Years Ended
                                                          December 31,
                                                 ------------------------------
                                                     1999              1998
                                                 ------------      ------------
                                                                   (See Note 5)

Operating Revenues                               $       --        $       --

Operating Costs and Expenses:
   General and administrative                         891,148           930,731
   Depreciation                                        67,718            67,718
                                                 ------------      ------------
     Total operating costs and expense                958,866           998,449
                                                 ------------      ------------
Operating Loss                                       (958,866)         (998,449)

Other Income and Expense:
   Interest expense                                  (687,685)         (591,961)
   Other                                               11,164             8,294
                                                 ------------      ------------
     Total other income and expense                  (676,521)         (583,667)
                                                 ------------      ------------
Net Loss and Comprehensive Loss                  $ (1,635,387)     $ (1,582,116)
                                                 ============      ============

Net Loss Per Share (Basic and Diluted)           $       (.15)     $       (.15)
                                                 ============      ============

Weighted Average Number of Capital
Shares Outstanding                                 10,630,351        10,488,645
                                                 ============      ============



              See accompanying notes to these financial statements.



                                         LEADVILLE CORPORATION

                                  STATEMENT OF STOCKHOLDERS' EQUITY
                           FROM JANUARY 1, 1998 THROUGH DECEMBER 31, 1999

                                                                                                  Total
                                       Capital Stock            Paid-in        Accumulated    Stockholder's
                                   Shares         Amount        Capital          Deficit         Equity
                                ------------   ------------   ------------    ------------    ------------
Balances,January 1, 1998          10,202,065   $ 10,202,065   $  8,407,482    $(17,089,517)   $  1,520,030

   Options for services                 --             --          264,000            --           264,000
   Stock for services:
       Officers                      400,000        400,000       (125,000)           --           275,000
       Other                           3,000          3,000           --              --             3,000
   Net loss                             --             --             --        (1,582,116)     (1,582,116)
                                ------------   ------------   ------------    ------------    ------------

Balances, December 31, 1998       10,605,065     10,605,065      8,546,482     (18,671,633)        479,914

   Conversion of note payable
     and accrued interest             21,998         21,998           --              --            21,998
   Options for services                 --             --          315,000            --           315,000
   Stock for services                300,000        300,000       (168,067)           --           131,933
   Net loss                             --             --             --        (1,635,387)     (1,635,387)
                                ------------   ------------   ------------    ------------    ------------

Balances, December 31, 1999       10,927,063   $ 10,927,063   $  8,693,415    $(20,307,020)   $   (686,542)
                                ============   ============   ============    ============    ============





                         See accompanying notes to these financial statements.



                                    LEADVILLE CORPORATION

                                  STATEMENTS OF CASH FLOWS

                                                                      For the Years Ended
                                                                          December 31,
                                                                  --------------------------
                                                                      1999           1998
                                                                  -----------    -----------
Cash Flows from Operating Activities:
  Net loss                                                        $(1,635,387)    (1,582,116)
  Adjustments to reconcile net loss to net
    cash from operating activities:
       Stock and options for services                                 446,933        542,000
       Depreciation                                                    67,718         67,718
       Provision for inventory obsolescence                            45,300         45,300
       Changes in assets and liabilities:
          (Increase) decrease in -
              Prepaid expenses and other                                3,861          2,810
          Increase (decrease) in:
              Accrued interest to related
                  parties                                             688,078        594,604
              Officer payables and accrued salaries                   252,056        141,681
              Accounts payable                                         22,549         33,518
              Accrued expenses                                         15,337         (8,432)
                                                                  -----------    -----------
       Net cash used in operating activities                          (93,555)      (162,917)

Cash Flow From Investing Activities -
  Proceeds from certificates of deposit                                  --           28,735

Cash Flows from Financing Activities:
  Payments on borrowings                                                 --          (50,000)
  Proceeds from borrowings                                            127,000        175,000
                                                                  -----------    -----------
       Net cash provided by financing activities                      127,000        125,000

Increase (Decrease) in Cash                                            33,445         (9,182)

Cash, beginning                                                          --            9,182
                                                                  -----------    -----------

Cash, ending                                                      $    33,445    $      --
                                                                  ===========    ===========


Supplemental Disclosures of Non-cash Investing and
   Financing Activities -
      Capital stock issued for conversion of notes payable, and
          accrued interest                                        $    21,988    $      --
                                                                  ===========    ===========

Conversion of accrued interest to notes payable                   $   400,825    $      --
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

                                             F-6

                              LEADVILLE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS




1.   Nature of Business and Significant Accounting Policies:
     -------------------------------------------------------

     Nature of Business - Leadville Corporation (the "Company") is engaged in the development and mining of hard rock mineral properties. In recent years, the Company's activities have been limited due to environmental issues (see Note 5) and lack of capital. The Company owns two mines near Leadville, Colorado. These mines have been inactive since 1989.

     Inventories - Inventories are stated at the lower of cost (average method) or market value. Inventories consist of operating and maintenance supplies and is stated net of an obsolescence allowance of $226,000. Inventory has been classified as non-current for financial statement purposes.

     Property and Equipment - Mining properties consist primarily of patented and unpatented mining claims. Mining properties include the cost of acquisition and accumulated development expenditures.

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

     Net Loss Per Share - The loss per common share is presented in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. SFAS No. 128 replaced the presentation of primary and fully diluted earnings (loss) per share (EPS) with a presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing the income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. All potential dilutive securities are antidilutive as a result of the Company's net loss for the years ended December 31, 1999 and 1998. Accordingly, basic and diluted earnings per share are the same for each year.

     Capitalization of Interest - The Company capitalizes interest expense as part of the historical cost of acquiring certain assets which require an extended period of time to prepare them for their intended use (see Note
     3). Subsequent to 1988, interest has been expensed due to the suspension of development activities.

                              LEADVILLE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


     Use of Estimates - The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates. The Company makes significant assumptions concerning the realizability of its investment in property and equipment, and the ultimate liabilities associated with asserted claims (see Note 5) and costs associated with the reclamation of the properties. Due to the uncertainties inherent in the estimation process and the significance of these costs, it is at least reasonably possible that its estimates in connection with these items could be further materially revised within the next year.

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

     New Pronouncements - SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and No. 134, Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprises were issued. These pronouncements are not expected to impact the Company.

     Comprehensive Loss - Comprehensive loss is defined as all changes in stockholders' equity, exclusive of transactions with owners, such as capital investments. Comprehensive loss includes net loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries, and certain changes in minimum pension liabilities. The Company's comprehensive loss was equal to its net loss for all periods presented in these financial statements.


2.   Continuing Operations:
     ----------------------

     The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. At December 31, 1999, the Company has a significant investment in non-producing mining properties, recovery of which is dependent upon the production of ore reserves in commercial quantities or sale of these properties at an amount equal to or in excess of cost. In addition, the Company has suffered recurring losses from operations and at December 31, 1999 has a working capital deficiency of approximately $7,427,393 which includes approximately $7,119,841 due to related parties. The Company also has significant inventories, which the Company intends to utilize in the start up and operation of its mining properties. As the ultimate realization of the mining properties and related inventories depends on circumstances which cannot currently be evaluated, it is not possible to determine whether any loss will ultimately be realized from their disposition. All real properties are collateral for convertible debentures. The Company has no property or liability insurance coverage. Past litigation concerning environmental matters (Note 5) has made it difficult to date for the Company to obtain working capital through additional equity or financing. Annual fees are required to maintain possessory titles to unpatented mining claims. However, without additional

                              LEADVILLE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


     working capital, the Company may be unable to pay the required fees. Working capital must be obtained to allow for future operations.

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


3.   Mining Properties:
     ------------------

     As of December 31, 1999, the Company controls two mining properties; the approximately 5-square-mile Sherman Hilltop Consolidation and the approximately 1.5-square-mile Diamond-Resurrection Consolidation. In addition, the Company owns the 0.5-square-mile Stringtown Mill Site.

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

     Since 1989 and continuing through 1999, the Company's activities have been limited to care, maintenance, and permit-related work. The Company is required to conduct a program of study, exploration, and sampling to maintain existing regulatory permits. In the event the required work is not performed, the Company may be required to reclaim the Sherman Mine site. The Company maintains a reclamation bonds in the amount of approximately $91,600 for the Sherman and Stringtown Mill sites and $12,665 for the Diamond-Resurrection Mine Site.

                              LEADVILLE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


     Presented below is a summary of mining property costs as of December 31, 1999:

                                 Diamond-       Sherman
                               Resurrection     Hilltop
                              Consolidation  Consolidation     Total
                              -------------  -------------  -----------

          Mining claims        $   221,445   $    78,110    $   299,555
          Development costs      4,445,428     1,784,979      6,230,407
          Interest                 795,741        31,276        827,017
                               -----------   -----------    -----------
                 Total           5,462,614     1,894,365      7,356,979
          Accumulated depletion       --      (1,821,078)    (1,821,078)
                               -----------   -----------    -----------

                               $ 5,462,614   $    73,287      5,535,901
                               ===========   ===========    ===========



4.   Long-Term Debt, Notes Payable, and Convertible Debentures:
     ----------------------------------------------------------

     The notes payable as of December 31, 1999 are summarized as follows:


     Notes payable, at 16.5% to stockholder, due December 2000,
     collateralized by mining properties.                           $1,425,312

     Notes payable, generally at 10%, to stockholders and/or
     officers/directors, due dates range from April 1997
     through December 1998.                                            371,050
                                                                    ----------

         Total related party notes payable                          $1,796,362
                                                                    ==========

     Notes payable, generally at 10%, due dates range from
     January 1, 1997 through December 15, 2000.                     $  141,500
                                                                    ==========


     Notes payable and certain related accrued interest (totaling approximately $1,320,000) are convertible to the Company's capital stock at the option of noteholders at a conversion price of generally $1.00 per share during the term of the notes. As of December 31, 1999, $395,500 of the notes were past due.

     Convertible debentures due to shareholders as of December 31, 1999 are summarized as follows:

     Ten percent convertible debentures, all interest and
     principal past due as of December 1999. The debentures
     and related accrued interest (totaling $3,198,000) are
     convertible to the Company's capital stock at the
     option of the debenture holders at a conversion $ price
     of $1.00 per share, collateralized by mining properties.       $  440,000
                                                                    ==========

                              LEADVILLE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


5.   Commitments and Contingencies:
     ------------------------------

     Employment Agreements - The Company has entered into employment agreements with two of its officers. Combined base salaries for these two officers were approximately $170,000 and $220,000 for the years ended December 31, 1998 and 1999. One of the officers received options for the purchase of 1,600,000 shares of common stock for services performed in 1998 and 1999. Additionally, both officers each received 50,000 shares of common stock for services rendered in obtaining in excess of $1,000,000 of debt financing. Compensation related to options for the purchase of 800,000 shares of common stock and issuance of 100,000 shares of common stock was inadvertently not recorded in 1998, the year the options and common stock were earned. Accordingly, the accompanying 1998 financial statements have been restated to reflect compensation expense of $314,000 related to such issuances. During the fourth quarter of 1999, the Company recognized compensation expense of $225,000 earned in the first nine months of 1999 related to options for the purchase of 800,000 shares of common stock granted to an officer. The total base salary obligation remaining on these employment agreements for the years ended 2000 and 2001 is approximately $270,000 and $210,000, respectively. Additionally, each of these officers can receive (i) 150,000 shares of common stock in the event that the average closing price of common stock is $2.00 or more within any 14-day period and (ii) 150,000 shares of common stock each time the price of the common stock doubles from the prior price triggering a payment of shares. Additional compensation expense will be recorded when and if such shares are issued.

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

     During August 1993, a consent decree was entered by the U.S. District Court in Colorado whereby the United States agreed to settle the Company's alleged liability, with the exception of natural resources damages, if any, in consideration for $3,000,000 to be paid to the Environmental Protection Agency (EPA). Under the terms of the consent decree, a total of $250,000 is to be paid by the Company over 15 years, with a contingent liability of $2,750,000 to be paid based on profitable operations or sale of properties. Minimum payments are to be $10,000 for years 1 through 5, $15,000 for years 6 through 10, and $25,000 for years 11 through 15. This total amount has been recorded as a liability and with the amounts currently past due included in accrued liabilities and the long-term portion included as a settlement of litigation liability. The Company has not made any cash payments towards this liability. As a result of this settlement, the Company believes it has insignificant reclamation liabilities associated with these properties.

     The EPA has acknowledged the receipt of soil and rock materials from one of Leadville's mining property. The Company has invoiced the EPA $3,880,330 for what it believes to be the fair market value of this soil and rock. However, the EPA has not yet agreed to the fair value of the soil and rock

                              LEADVILLE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


     and as such, the Company will not record this transaction until the parties have agreed to its value and collectibility is assured. Under the terms of the settlement, the EPA has the right to demand full payment of the $3,000,000 if the yearly payments are not paid according to the terms of the agreement. The Company, however, believes that, at a minimum, the transfer to soil and rock material has satisfied the minimum cash payment obligation under the consent decree and the EPA has not demanded payment.

     The EPA entered the Company's property and performed certain environmental cleanup work. A letter from the EPA to the Company in September 1998 informed the Company that the EPA may recover the unspecified costs of the cleanup work from the Company. The Company responded to the EPA that any such work was covered by the consent decree as described above. The Company has not received any subsequent demand from the EPA for reimbursement of costs of this cleanup from the EPA.

     Other Litigation - During January 2000, the Company was named as a defendant involving equipment under lease that previously was deemed part of the real property at the mine site by the courts. The plaintiff's claims for unspecified damages include a claim for rent, conversion, and unjust enrichment. The Company intends to vigorously defend the claims. The net recorded back value of the equipment as of December 31, 1999 is approximately $114,000.

     Certificates of Deposit - The Company is required by the State of Colorado/Mined Land Reclamation Board to maintain certificates of deposit for future reclamation costs. No future reclamation costs have been accrued as of December 31, 1999.


6.   Related Party Transactions:
     ---------------------------

     As discussed in Note 4, certain officers, directors and stockholders have provided significant loans to the Company. The aggregate indebtedness, including accrued interest, and other payables, amounted to approximately $7,119,841 at December 31, 1999. Total interest expense to these officers, directors and stockholders was $674,839 and $485,572 for the years ended December 31, 1999 and 1998, respectively.

     The Company leased office space on a month-to-month basis from a stockholder and past officer of the Company for $125 per month. This individual is a partner in an accounting firm which performs bookkeeping, accounting and other administrative services for the Company. Fees for such rent and services totaled approximately $15,000 and $23,225 for the years ended December 31, 1999 and 1998, respectively.

     As of December 31, 1999, the Company owed two officers $478,653 for compensation and office equipment, and management allowance of approximately $2,000 each per month.

     See Notes 5 and 8 for additional related party transactions.

                              LEADVILLE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


7.   Income Taxes:
     -------------

     The following items give rise to a long-term deferred tax asset as of December 31, 1999, which has been fully reserved:

          Employee option                                        $  215,000
          Inventory reserve for obsolescence                         84,000
          Adjusted basis differential - depletable properties       672,000
          EPA settlement liability                                   80,000
          Net operating loss carryforward                         3,815,000
          Officer's salaries                                        149,000
                                                                 ----------
          Deferred tax asset                                      5,015,000
          Less valuation allowance                               (5,015,000)
                                                                 ----------

               Net deferred tax asset                            $     --
                                                                 ==========

     At December 31, 1999, the Company has available tax net operating loss carryforwards of approximately $10,280,000, which can be utilized to offset future taxable income. Utilization of these loss carryforwards may be limited due to changes in ownership of the Company, and they expire from 2000 through 2019. The valuation allowance was $4,450,000 at December 31, 1998 and increased by $565,000 for the year ended December 31, 1999.


8.   Stockholders' Equity:
     ---------------------

     During the year ended December 31, 1998, the Company issued officers and others 400,000 and 3,000 shares of common stock, respectively, and options for the purchase of 800,000 shares of common stock, valued at $542,000 for services.

     During the year ended December 31, 1999, the Company issued officers 300,000 shares of common stock and options for the purchase of 800,000 shares of common stock, valued at $446,933, for services.

     Options granted in 1998 and 1999 for the purchase of 800,000 shares of common stock have an exercise price of approximately $.04 and $.05 per share, respectively. All options were granted at less than the quoted market price of the Company's common stock and, therefore, compensation expense was recorded in connection with these grants. All options are fully vested. Tne Company has agreed to pay all payroll taxes associated with exercise of these options. Therefore, these options are considered variable options for financial statement purposes, resulting in a remeasurement of compensation expense until the options are exercised. The weighted average exercise price for all options is $.0585 per share for options granted in 1999 and 1998.

     Pro Forma Stock-Based Compensation Disclosures - The Company applies APB Opinion 25 and related interpretations in accounting for its stock options and warrants which are granted to employees. Accordingly, no compensation cost has been recognized for grants of options and warrants to employees

                             LEADVILLE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

     since the exercise prices were not less than the market value of the Company's common stock on the grant dates. Had compensation cost been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net loss and EPS would have been increased to the pro forma amounts indicated below.

                                                   Year Ended December 31,
                                               ------------------------------
                                                    1999             1998
                                                    ----             ----
 Net loss applicable to common shareholders:
     As reported                               $  (1,635,387)   $  (1,582,116)
     Pro forma                                 $  (1,962,570)   $  (1,856,579)

 Net loss per common shareholders:
     As reported - basic and diluted           $        (.15)   $        (.15)
     Pro forma - basic and diluted             $        (.18)   $        (.18)

     The fair value of each option granted in 1999 was estimated on the date of grant, using the Black-Scholes option-pricing model with the following weighted average assumptions:

            Expected volatility                       134%
            Risk-free interest rate                   6.2%
            Expected dividends                          -
            Expected terms (in years)                   2


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