Form 10QSB
period 2000-03-31
LEADVILLE CORP
filed 2000-05-24
CIK 58204

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For Quarterly period ended March 31, 2000
Transaction report under Section 13 or 15(d) of the Exchange Act
For the transition period from ____________ to _____________
Commission file number 0-1519

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ___ No ___


                      APPLICABLE ONLY TO CORPORATE ISSUERS

                                   10,927,063
                                   ----------
              State the number of Shares of the issuer's classes of
               common equity, as of the latest practicable date:


           Transitional Small Business Disclosure Format (Check one):
                                  Yes ___ No  X

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

PART I
ITEM 1. FINANCIAL STATEMENTS
----------------------------


                              LEADVILLE CORPORATION

                                 Balance Sheets
                                 March 31, 2000
                                   (Unaudited)

                                                     March 31,      December 31,
                                                       2000             1999
                                                    -----------     -----------
ASSETS

CURRENT ASSETS
   Cash                                             $    20,486     $    33,445
   Prepaid expenses and other                             5,418           5,418
                                                    -----------     -----------

        Total current assets                             25,904          38,863
                                                    -----------     -----------



PROPERTY AND EQUIPMENT, at cost
 (Notes 2 and 3)
   Mining properties, including assets
     acquired under capital leases                    7,356,979       7,356,979
   Buildings and equipment:
     Mine, including assets acquired
       under capital leases                           1,219,564       1,219,564
     Mill                                               829,032         829,032
     Other                                              108,143         108,143
     Land                                                22,429          22,429
                                                    -----------     -----------

                                                      9,536,147       9,536,147
     Less accumulated depreciation and
       depletion including amortization
       applicable to assets acquired under
       capital leases                                (3,029,068)     (3,005,950)
                                                    -----------     -----------

                                                      6,507,079       6,530,197
                                                    -----------     -----------

OTHER ASSETS:
 Investments - certificates of deposit                  104,265         104,265
 Inventories                                            216,064         227,389
                                                    -----------     -----------

                                                        320,329         331,654
                                                    -----------     -----------

                                                    $ 6,853,312     $ 6,900,714
                                                    ===========     ===========

                                                     March 31,      December 31,
                                                       2000            1999
                                                   ------------    ------------

        LIABILITIES AND STOCKHOLDERS' EQUITY


CURENT LIABILITIES
   Related parties: (Note 4)
     Convertible debentures (Note 3)               $    440,000    $    440,000
     Notes payable, stockholders (Note 3)             1,940,362       1,895,362
     Accrued interest payable                         4,670,310       4,411,220
     Accrued salaries due officers                      468,320         400,821
     Due to officers and directors                       75,492          71,438
   Notes payable-other                                   42,500          42,500
   Accounts payable                                      37,422         100,600
   Accrued expenses                                     148,949         104,310
                                                   ------------    ------------

         Total current liabilities                    7,823,355       7,466,256
                                                   ------------    ------------


 SETTLEMENT OF LITIGATION (Note 3)                      121,000         121,000


 LONG-TERM DEBT:
   Related parties                                         --              --
   Other                                                   --              --


        COMMITMENTS AND CONTINGENCIES (Note 3)



 STOCKHOLDERS' EQUITY
   Capital stock, par value $1 per share;
     authorized 15,000,000 shares; issued and
     outstanding March 31, 2000 and
     December 31, 1999, 10,927,063 and 10,927,063
     shares, respectively                            10,927,063      10,927,063
   Additional paid-in capital                         8,692,732       8,693,415
                                                   ------------    ------------

                                                     19,619,795      19,620,478
   Accumulated deficit                              (20,710,838)    (20,307,020)
                                                   ------------    ------------

         Total stockholders' equity                  (1,091,043)       (686,542)
                                                   ------------    ------------

                                                   $  6,853,312    $  6,900,714
                                                   ============    ============

        See Notes to Financial Statements.

                              LEADVILLE CORPORATION

                            STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 2000 and 1999
                                   (Unaudited)




                                                        Three Months
                                                       ended March 31,
                                               --------------------------------
                                                   2000                1999
                                               ------------        ------------

Operating revenue                              $       --          $       --
                                               ------------        ------------

Operating costs and expenses:
 General and administrative                         134,656             247,414
 Depreciation                                        23,118              16,992
                                               ------------        ------------

 Total operating expenses                           157,774             264,406
                                               ------------        ------------

 Operating loss                                    (157,774)           (264,406)
                                               ------------        ------------

Financial income and expense:
 Other income                                          --                   378
 Interest income                                      1,225               2,888
 Interest expense                                  (247,269)           (153,441)
                                               ------------        ------------

 Total financial income
 (expense)                                         (246,044)           (150,175)
                                               ------------        ------------


Net loss                                       $   (403,818)       $   (414,581)
                                               ============        ============
Net loss per capital
share                                          $       (.04)       $       (.04)
                                               ============        ============


 Weighted average number of
 capital shares outstanding
 (total shares)                                  10,927,063          10,878,398
                                               ============        ============


See Notes to Financial Statements.



                              LEADVILLE CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                        Three Months Ended March 31, 2000
                                   (Unaudited)



                               March 31, 2000                December 31, 1999
                         --------------------------      --------------------------
                           Shares         Amount           Shares         Amount
                           ------         ------           ------         ------

Capital Stock            10,927,063    $ 10,927,063      10,927,063    $ 10,927,063

Additional
 Paid-in Capital                          8,692,732                       8,693,415

Accumulated deficit,
 December 31, 1999                      (20,307,020)                    (20,307,020)
                                       ------------                    ------------

                                           (687,225)                   $   (686,542)
                                                                       ============

Net Loss,
 March 31, 2000                            (403,818)
                                       ------------

                                       $ (1,091,043)
                                       ============








See Notes to Financial Statements.

                                      - 6 -

                              LEADVILLE CORPORATION

                            STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 2000 and 1999


                                                         2000            1999
                                                       ---------      ---------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                            $(403,818)     $(414,581)
   Adjustments to reconcile net loss
   to net cash provided by (used) in
   operating activities:
     Depreciation                                         23,118         16,992
     Stock issued for officer compensation                  --          150,000
     Change in assets and liabilities:
       (Increase) decrease in:
          Prepaid expenses                                  --            2,525
          Investments-CDs                                   --           11,325
          Inventories                                     11,325         45,300
        Increase (decrease) in:
          Accounts payable                               (63,228)         5,260
          Accrued expenses                                44,639        (11,941)
          Officer payables                                 4,054          4,922
          Accrued Salaries - Officers                     67,499         40,500
          Accrued interest                               259,090        168,775
                                                       ---------      ---------

        Net cash provided by (used
          in) operating activities                       (57,321)       (26,223)
                                                       ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from borrowing, related party                 45,000         34,500
   Paid in Capital Adjustment                               (638)          --
   Repayment of note principal                              --             --
                                                       ---------      ---------

         Net cash provided by financing
          activities                                      44,362         34,500
                                                       ---------      ---------

         Increase (decrease) in cash and
          cash equivalents                               (12,959)         8,277

Cash and cash equivalents:
  Beginning                                               33,445           --
                                                       ---------      ---------

  Ending                                               $  20,486      $   8,277
                                                       =========      =========

SUPPLEMENTAL DISCLOSURES OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES:
   Capital stock issued for forgiveness
    of accounts payable, interest
    and officer compensation                           $    --        $ 250,000
                                                       =========      =========



See Notes to Financial Statements.

                              LEADVILLE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2000

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

The Company provides for depreciation of buildings and equipment on the straight-line method, to apportion costs over the estimated useful lives of the assets that principally range from five to 20 years.

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

2.   CONTINUING OPERATIONS:
     ----------------------

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. At March 31, 2000, the Company has a significant investment in non-producing mining properties, recovery of which is dependent upon the production of ore reserves in commercial quantities or sale of these properties at an amount equal to or in excess of cost. In addition, the Company has suffered recurring losses from operations and at March 31, 2000 has a working capital deficiency of approximately $7,794,451, which includes approximately $6,771,000 due to related parties. The Company also has inventories, which the Company intends to utilize in the start-up and operation of its mining properties. As the ultimate realization of the mining properties and related inventories depends on circumstances that cannot currently be evaluated, it is not possible to determine whether any loss will ultimately be realized from their disposition. Substantially all real properties are collateral for convertible debentures. The Company has no property or liability insurance coverage at March 31, 2000 or as of the date of this report. Past litigation concerning environmental matters has made it difficult to date for the Company to obtain working capital through additional equity or financing. Annual fees are required to maintain possessory titles to unpatented mining claims. However, without additional working capital, the Company may be unable to pay the required fees. Working capital must be obtained to allow for future operations.

Management is continuing to investigate alternatives to raise additional working capital is required to meet current and future obligations.

If the Company cannot successfully restructure its debt, obtain working capital, and ultimately achieve profitable operations, there is substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

3.   MINING PROPERTIES:
     ------------------

As of March 31, 2000, the Company owns two mining properties: the Sherman-Hilltop Consolidation, consisting of approximately 3,000 acres and the Diamond-Resurrection Consolidation, consisting of approximately 1,180 acres. The Company also owns the 340- acre Stringtown Mill Site that was a functioning milling facility in 1989 and is still permitted for this use.

Activity at the Diamond-Resurrection property, primarily a gold property along with other metals including silver, lead and zinc in recoverable quantities, has been suspended since 1989 due to insufficient cash resources to finance further exploration and development work. The Company maintains a $12,700 reclamation bond for the site.

Since May of 1987 and continuing into 2000, the Company's activities at the Sherman Mine, primarily a silver property with other metals including gold, copper, lead and zinc, have been limited to care, maintenance and permit related work. During 1985, the Sherman Mine was placed in temporary cessation due to suspension of mining activities. During 1995, the temporary cessation period expired and the Company will be required to conduct a program of study, exploration and sampling to maintain existing regulatory permits. In the event the required work is not performed, the Company may be required to reclaim the Sherman Mine site. The Company maintains a reclamation bond, in the amount of $91,600, which relates to the Sherman and Stringtown Mill sites.

Substantially all of the Company's real properties serve as security for outstanding convertible debentures.

4.   NOTES PAYABLE AND CONVERTIBLE DEBENTURES:
     -----------------------------------------

The notes payable are summarized as follows:

                                                  March 31,   December 31,
                                                    2000         1999
                                                 ----------   ----------

       Note payable, at 16.5%, to stockholder,
       due December 2000, collateralized
       by mining properties                      $1,425,312   $1,425,312
                                                 ----------   ----------

       Notes payable, at 10% and 15%, to
       stockholders and/or officers/
       directors, due dates range to
       December 31, 1999                         $  515,050   $  470,000
                                                 ==========   ==========

       Notes payable-other, at 7.5% to 10%
       with due dates ranging to
       December 31, 1999                         $   42,500   $   42,500
                                                 ==========   ==========


Each of the above notes payable is convertible into the Company's capital stock at the option of note holder at a conversion prices ranging from $.80 to $3.00 per share during the term of the note, except the note payable at 16.5% of which only $450,000 is so convertible.


The convertible debentures are summarized as follows:

                                                    March 31,  December 31,
                                                      2000        1999
                                                    --------   -----------

10% convertible debentures,
interest and principal due through December 1999,
convertible to the Company's Capital
Stock at the option of the debenture
holders at a conversion price of $1.00
per share, collateralized by mining
properties                                          $440,000     $440,000
                                                    ========     ========


Of the $440,000, $340,000 is due to stockholders


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

While the Company and litigation counsel believed they had substantial and meritorious defenses to the claims being made, in an effort to expedite a conclusion and to minimize legal costs, the Company agreed to a settlement of the cases. During August 1993, a consent decree was entered by the Federal District Court in Colorado whereby the United States agreed to settle the Company's alleged liability, with the exception of natural resources damages, if any, in consideration for $3,000,000. Under the original terms of the consent decree, a total of $250,000 was to be paid by the Company over 15 years, with a contingent liability of $2,750,000 to be paid based on profitable operations or sale of properties. Minimum cash payments are to be $10,000 for years one through five, $15,000 for years six through ten, and $25,000 for years 11 through 15. The Company has conservatively estimated its potential current liability to the United States under the consent decree, including interest, at $216,000.

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

Certificates of Deposit - The Company is required by the Mined Lands Reclamation Board to maintain certificates of deposit for future reclamation costs. No future reclamation costs have been accrued as of March 31, 2000.

6.   RELATED PARTY TRANSACTIONS:
     ---------------------------

Certain officers, directors and stockholders have provided significant loans and advanced expenses to the Company in recent years. The aggregate indebtedness, including accrued interest and other payables, amounted to approximately $6,301,943 at March 31, 2000. Substantially all of that indebtedness is convertible into the Company's Capital Stock at a price of $1.00 per share.

As of March 31, 2000, the Company owes its President accrued compensation and expenses of approximately $275,000 and its CEO accrued compensation and expenses of approximately $193,000.

7.   INCOME TAXES:
     -------------

At December 31, 1999, the Company has available tax net operating loss carryforwards of approximately $ 10,280,000, which can be utilized to offset future taxable income. Utilization of these loss carryforwards may be limited due to changes in ownership of the Company, and expire from 2000 through 2019.

8.   STOCKHOLDERS' EQUITY:
     ---------------------

During this quarter ended March 31, 2000, no notes payable or accrued interest were converted to restricted capital stock.

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

11.  IMPACT OF YEAR 2000 ISSUE
     -------------------------

The Year 2000 Issue is the result of computer programs being written using two digits rather than four digits to define years. This could possibly result in computer malfunction and miscalculations. Based upon its assessment, the Company has determined that it is not and will not be necessary to modify or replace any significant portions of its equipment or software so that its computers will properly use dates beyond December 31, 1999. The Year 2000 Issue has not, and is not expected, to have material impact on the Company's operations. In that the Company does not rely significantly on third parties' computer systems for the continuance of its operations, the Company has determined that it has very little exposure, if any, to contingencies related to the Year 2000 Issue and no costs to the Company have been incurred or are anticipated.

ITEM 2. PLAN OF OPERATION
-------------------------

The following discussion should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere herein. The Company's results may be affected by various trends and factors that are beyond the Company's control. These include factors discussed elsewhere herein.

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

The Company received no operating revenues during 1998 and 1999 and incurred net losses in those years of $1,582,116 and $ 1,635,387, respectively. Management does not anticipate that any operating revenues will be generated during the year 2000. The Company's most viable prospect for generating income from operations is by achieving production at the Diamond-Resurrection property. The property should be primarily a gold producer, with significant quantities of silver, lead and zinc present in the ores. In order to achieve production from the Diamond-Resurrection property, the Company must secure significant financing for debt reduction, for furthering mine development and re-establishing milling capabilities, and for working capital.

The Company is severely undercapitalized. As of March 31, 2000, the Company has a working capital deficit of $7,797,451 and minimal operating cash. With the exception of the $500,000 in proceeds received in 1996 from issuance of stock, substantially all of the Company's cash needs have been met by loans from the Company's officers and directors, and by proceeds from short-term notes. Management is hopeful that cash needs for 2000 will be met from existing cash resources and short-term borrowings until significant financing can be secured.

In 1999 and in the first three months of 2000, the Company used cash to meet general, administrative and property obligations. No capital expenditures were made during the first three months of 2000.

The Company's certificates of deposit, in the amount of $104,265, are held as mining reclamation bonds and classified as long term assets.

In order for the Company to continue as a going concern and re-start its mining operations, a significant amount of capital from sources outside the Company will be required. During 2000, management is continuing its efforts to obtain financing for the Company's properties through cash investment. No assurance can be given that the Company will be successful in securing financing.

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





Dated: May 22, 2000