Form 10QSB
period 2000-06-30
LEADVILLE CORP
filed 2000-08-18
CIK 58204

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB


[ x ] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For Quarterly period ended June 30, 2000

[   ]  Transaction report under Section 13 or 15(d) of the Exchange Act

       For the transition period from                    to
                                      ------------------    ------------------

                         Commission file number 0-1519
                                                ------

                              LEADVILLE CORPORATION
                  ---------------------------------------------
             (Exact Name or Registrant as Specified in its Charter)

       COLORADO                                         84-0388216
-----------------------                      ----------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)


7002 Graham Road, Suite 106, Indianapolis, Indiana                     46220
--------------------------------------------------                   ---------
    (Address of Principal Executive Office)                          (Zip Code)


                                 (317) 596-0735
                          ---------------------------
                          (Issuer's telephone number)

                                       N/A
   ---------------------------------------------------------------------------
   (Former name, address and former fiscal year, if changed since last report)



Check whether the issuer (1) filed all reports required to be filed by Section 13 reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ----   ----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes    No
                                                 ----  ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

                                   10,927,063
                                ---------------
                   State the number of Shares of the issuer's
                       classes of common equity, as of the
                            latest practicable date:


           Transitional Small Business Disclosure Format (Check one):
                                    Yes    No X
                                       ----  ----

                              LEADVILLE CORPORATION
                          INDEX TO FINANCIAL STATEMENTS
                          AND SUPPLEMENTARY INFORMATION





PART I - FINANCIAL INFORMATION                                         Page
                                                                       ----


   FINANCIAL STATEMENTS

         Balance sheets                                                3 - 4
         Statements of operations                                        5
         Statements of cash flows                                        6
         Notes to financial statements                                   7

   MANAGEMENT'S DISCUSSION AND ANALYSIS                                8 - 9



PART II - OTHER INFORMATION


     Legal proceedings                                                  10
     Exhibits and reports on Form 8-K                                   11

PART I
ITEM 1. FINANCIAL STATEMENTS
----------------------------


                              LEADVILLE CORPORATION

                                 Balance Sheets
                                  June 30, 2000
                                   (Unaudited)


                                                     June 30,       December 31,
                                                       2000            1999
                                                   -----------      -----------

    ASSETS

    CURRENT ASSETS

      Cash                                         $    14,925      $    33,445
      Prepaid expenses and other                         5,418            5,418
                                                   -----------      -----------

           Total current assets                         20,343          38 ,863
                                                   -----------      -----------



   PROPERTY AND EQUIPMENT, at cost

      Mining properties, including assets
       acquired under capital leases                 7,356,979        7,356,979
      Buildings and equipment:
       Mine, including assets acquired
        under capital leases                         1,219,564        1,219,564
       Mill                                            829,032          829,032
       Other                                           108,143          108,143
       Land                                             22,429           22,429
                                                   -----------      -----------

                                                     9,536,147        9,536,147
    Less accumulated depreciation and
     depletion including amortization
     applicable to assets acquired under
     capital leases                                 (3,052,186)      (3,005,950)
                                                   -----------      -----------

                                                     6,483,961        6,530,197
                                                   -----------      -----------


OTHER ASSETS:
 Investments - certificates of deposit                 104,265          104,265
 Inventories                                           204,739          227,389
                                                   -----------      -----------

                                                       309,004          331,654
                                                   -----------      -----------

                                                   $ 6,813,308      $ 6,900,714
                                                   ===========      ===========

                              LEADVILLE CORPORATION
                             Balance Sheets (Cont.)
                                  June 30, 2000
                                   (Unaudited)

                                                      June 30,      December 31,
                                                        2000           1999
                                                    ------------   ------------

        LIABILITIES AND STOCKHOLDERS' EQUITY


CURENT LIABILITIES

   Related parties:
     Convertible debentures                        $    440,000    $    440,000
     Notes payable, stockholders                      1,967,862       1,895,362
     Accrued interest payable                         4,829,440       4,411,220
     Accrued salaries due officers                      523,321         400,821
     Due to officers and directors                       85,700          71,438
     Notes payable-other                                 42,500          42,500
   Accounts payable                                      61,214         100,605
   Accrued expenses                                     136,434          104,10
                                                    ------------   ------------

         Total current liabilities                    8,086,471       7,466,256
                                                    ------------   ------------


 SETTLEMENT OF LITIGATION                               121,000         121,000



        COMMITMENTS AND CONTINGENCIES


 STOCKHOLDERS' EQUITY
   Capital stock, par value $1 per share;
     authorized 15,000,000 shares; issued and
     outstanding June 30, 2000 and
     December 31, 1999, 10,927,063 and 10,927,063
     shares, respectively                             10,927,063     10,927,063
   Additional paid-in capital                          8,693,415      8,693,415
                                                    ------------   ------------

                                                      19,620,478     19,620,478
   Accumulated deficit                               (21,014,641)   (20,307,020)
                                                    ------------   ------------

         Total stockholders' equity                   (1,394,163)      (686,542)
                                                    ------------   ------------

                                                    $  6,813,308   $  6,900,714
                                                    ============   ============


                                    LEADVILLE CORPORATION

                                   STATEMENTS OF OPERATIONS


                                         (Unaudited)




                                         Three Months                   Six Months
                                        ended June 30,                 ended June 30,
                                       --------------                  ---------------
                                    2000            1999            2000             1999
                                    ----            ----            ----             ----


Operating revenue               $       --      $       --      $       --      $       --
                                ------------    ------------    ------------    ------------


Operating costs and expenses:
 General and administrative          121,693         127,866         257,032         375,280
 Depreciation                         23,118          16,992          46,236          33,984
                                ------------    ------------    ------------    ------------

 Total operating expenses            144,811         144,858         303,268         409,264
                                ------------    ------------    ------------    ------------

 Operating loss                     (144,811)       (144,858)       (303,268)       (409,264)
                                ------------    ------------    ------------    ------------


Financial income and expense:
 Other income                           --              --              --               378
 Interest income                         821           1,306           2,046           4,194
 Interest expense                   (159,130)       (171,811)       (406,399)       (325,252)
                                ------------    ------------    ------------    ------------



 Total financial income
 (expense)                          (158,309)       (170,505)       (404,353)       (320,680)
                                ------------    ------------    ------------    ------------


Net loss                        $   (303,120)   $   (315,363)   $   (707,621)   $   (729,944)
                                ============    ============    ============    ============

Net loss per capital
share (basic and diluted)       $       (.03)   $       (.03)   $       (.06)   $       (.07)
                                ============    ============    ============    ============



 Weighted average number of
 capital shares outstanding
 (total shares)                   10,927,063      10,919,327      10,927,063      10,903,396
                                ============    ============    ============    ============



See Notes to Financial Statements.

                                             -5-

                              LEADVILLE CORPORATION

                            STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 2000 and 1999
                                   (Unaudited)


                                                          2000           1999
                                                       ---------      ---------


CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                            $(707,621)     $(729,944)
   Adjustments to reconcile net loss
   to net cash used in operating activities:
     Depreciation                                         46,236         33,984
     Stock issued for officer compensation                  --          150,000
     Change in assets and liabilities:

       (Increase) decrease in:
          Prepaid expenses                                  --           (4,624)
          Investments-CDs                                   --             --
          Inventories                                     22,650         22,650

        Increase (decrease) in:
          Accounts payable                                39,391         (1,193)
          Accrued expenses                               (32,124)        (3,955)
          Officer payables                                14,262          6,129
          Accrued Salaries - Officers                    122,500        122,500
          Accrued interest                               418,220        340,586
                                                       ---------      ---------

        Net cash used
          in  operating activities                       (91,020)       (63,867)
                                                       ---------      ---------



CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from borrowing, related party                 72,500         74,500

   Repayment of note principal                              --             --
                                                       ---------      ---------



         Net cash provided by financing
          activities                                      72,500         74,500
                                                       ---------      ---------


         Increase (decrease) in cash and
          cash equivalents                               (18,520)        10,633


Cash and cash equivalents:
  Beginning                                               33,445           --
                                                       ---------      ---------

  Ending                                               $  14,925      $  10,633
                                                       =========      =========


SUPPLEMENTAL DISCLOSURES OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES:
   Capital stock issued for forgiveness
    of accounts payable, interest
    and officer compensation                           $    --        $ 171,998
                                                       =========      =========


See Notes to Financial Statements.

                              LEADVILLE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2000


In the opinion of management of Leadville Corporation, ("Leadville" or the "Company"), the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2000, and the results of operations and cash flows for the six months ended June 30, 2000 and 1999.

These unaudited financial statements should be read in conjunction with the Company's annual report on Form 10-KSB for the year ended December 31, 1999.


NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:
        -------------------------------------------------------

Leadville Corporation is engaged in the development of hard rock mineral properties in Lake and Park Counties, Colorado. A summary of significant accounting policies is currently on file with the Securities and Exchange Commission on Form 10-KSB.


NOTE 2. RELATED PARTY TRANSACTIONS:
        ---------------------------

Certain officers, directors and stockholders have provided significant loans and advanced expenses to the Company in recent years. The aggregate indebtedness, including accrued interest and other payables, amounted to approximately $7,792,666 at June 30, 2000. Substantially all of that indebtedness is convertible into the Company's Capital Stock at a price of $1.00 per share.

As of June 30, 2000, the Company owes its President accrued compensation and expenses of approximately $311,125 and its past-CEO accrued compensation and expenses of approximately $222,083. The past-CEO, Mr. Scot Hutchins, resigned as of May 31, 2000 and the President has assumed the position of CEO.


NOTE 3. INCOME TAXES:
        -------------

As of December 31, 1999, the Company has available tax net operating loss carryforwards of approximately $10,280,000, which can be utilized to offset future taxable income. Utilization of these loss carryforwards may be limited due to changes in ownership of the Company, and expire from 2000 through 2019.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         ------------------------------------

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

The Company received no operating revenues during 1998 and 1999 and incurred net losses in those years of $1,582,116 and $ 1,635,387, respectively. Management does not anticipate that any operating revenues will be generated during the year 2000 . The Company's most viable prospect for generating income from operations is by achieving production at the Diamond-Resurrection property. The property should be primarily a gold producer, with significant quantities of silver, lead and zinc present in the ores. In order to achieve production from the Diamond-Resurrection property, the Company must secure significant financing for debt reduction, for furthering mine development and re-establishing milling capabilities, and for working capital.

The Company is severely undercapitalized. As of June 30, 2000, the Company has a working capital deficit of $8,066,128 and minimal operating cash. With the exception of the $500,000 in proceeds received in 1996 from issuance of stock, substantially all of the Company's cash needs have been met by loans from the Company's officers and directors, and by proceeds from short-term notes. Management is hopeful that cash needs for 2000 will be met from existing cash resources and short-term borrowings until significant financing can be secured.

In 1999 and in the first six months of 2000, the Company used cash to meet general, administrative and property obligations. No capital expenditures were made during the first six months of 2000. No capital expenditures were made during the first six months of 2000. General administrative costs were reduced from 1999 and the first quarter of 2000 primarily because of stock and options expensed for officer compensation during the earlier periods.

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

Full production at the Diamond-Resurrection Mine will require a significant capital expenditure to refurbish and/or acquire surface plant and underground equipment. Realizing operating revenues from Diamond-Resurrection Mine production will require that the Company either re-establish milling capabilities at the Stringtown Mill site, construct a new milling facility or make other milling arrangements. No significant capital expenditures are anticipated to be made until such time as the Company secures significant financing or participation on the Diamond-Resurrection Mine properties. Management does not anticipate that there will be any significant change in the number of Company employees, until such time as significant financing can be obtained.

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

          (b)       Reports on Form 8-K filed during the Registrant's second
                    quarter of 2000.    NONE

SIGNATURES


Pursuant to the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


LEADVILLE CORPORATION
---------------------
(Registrant)



By  /s/   JOHN H. GASPER
  ----------------------------------
          John H. Gasper, President






Dated: August 7, 2000
     -----------------