Form 10QSB
period 2000-09-30
LEADVILLE CORP
filed 2000-11-14
CIK 58204

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB


Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For Quarterly period ended March 31 September 30, 2000
Transaction report under Section 13 or 15(d) of the Exchange Act For the transition period from ______________ to _______________
Commission file number 0-1519

                              LEADVILLE CORPORATION
      --------------------------------------------------------------------
             (Exact Name or Registrant as Specified in its Charter)

         COLORADO                                       84-0388216
--------------------------              ----------------------------------------
 (State of Incorporation)                  (I.R.S. Employer Identification No.)


7002 Graham Road, Suite 106, Indianapolis, Indiana                      46220
--------------------------------------------------                    ----------
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

PART I
ITEM 1. FINANCIAL STATEMENTS
----------------------------


                              LEADVILLE CORPORATION

                                 Balance Sheets
                           March 31September 30, 2000
                                   (Unaudited)


                                                  September 30,     December 31,
                                                     2000               1999
                                                   -----------      -----------
ASSETS

CURRENT ASSETS
   Cash                                            $    49,219      $    33,445
   Prepaid expenses and other                            5,539            5,418
                                                   -----------      -----------

        Total current assets                            54,758           38,863
                                                   -----------      -----------



PROPERTY AND EQUIPMENT, at cost
 (Notes 2 and 3)
   Mining properties, including assets
    acquired under capital leases                    7,356,979        7,356,979
   Buildings and equipment:
     Mine, including assets acquired
      under capital leases                           1,219,564        1,219,564
     Mill                                              829,032          829,032
     Other                                             108,143          108,143
     Land                                               22,429           22,429
                                                   -----------      -----------

                                                     9,536,147        9,536,147
     Less accumulated depreciation and
      depletion including amortization
      applicable to assets acquired under
      capital leases                                (3,075,304)      (3,005,950)
                                                   -----------      -----------

                                                     6,460,843        6,530,197
                                                   -----------      -----------

OTHER ASSETS:
 Investments - certificates of deposit                 104,265          104,265
 Inventories                                           193,414          227,389
                                                   -----------      -----------

                                                       297,679          331,654
                                                   -----------      -----------

                                                   $ 6,813,280      $ 6,900,714
                                                   ===========      ===========


See Notes to Financial Statements.

                              LEADVILLE CORPORATION

                               September 30, 2000
                                   (Unaudited)

                                                   September 30,   December 31,
                                                       2000            1999
                                                   ------------    ------------
        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Related parties:
     Convertible debentures                        $    440,000    $    440,000
     Notes payable, stockholders                      2,037,862       1,895,362
     Accrued interest payable                         5,028,899       4,411,220
     Accrued salaries due officers                      553,321         400,821
     Due to officers and directors                       91,825          71,438
   Notes payable-other                                   42,500          42,500
   Accounts payable                                      51,302         100,605
   Accrued expenses                                     127,301         104,310
                                                   ------------    ------------

         Total current liabilities                    8,373,010       7,466,256
                                                   ------------    ------------


 SETTLEMENT OF LITIGATION                               121,000         121,000



        COMMITMENTS AND CONTINGENCIES



 STOCKHOLDERS' EQUITY
   Capital stock, par value $1 per share;
     authorized 15,000,000 shares; issued and
     outstanding March 31September 30, 2000 and
     December 31, 1999, 10,927,063 and 10,927,063
     shares, respectively                            10,927,063      10,927,063
   Additional paid-in capital                         8,693,415       8,693,415
                                                   ------------    ------------

                                                     19,620,478      19,620,478
   Accumulated deficit                              (21,301,208)    (20,307,020)
                                                   ------------    ------------

         Total stockholders' equity                  (1,680,730)       (686,542)
                                                   ------------    ------------

                                                   $  6,813,280    $  6,900,714
                                                   ============    ============


See Notes to Financial Statements.



                                    LEADVILLE CORPORATION

                                  STATEMENTS OF OPERATIONS
                                         (Unaudited)


                                         Three Months                    Nine Months
                                     ended September 30,             ended September 30,
                                ----------------------------    ----------------------------
                                    2000            1999            2000            1999
                                ------------    ------------    ------------    ------------
Operating revenue               $       --      $       --      $       --      $       --
                                ------------    ------------    ------------    ------------

Operating costs and expenses:
 General and administrative           65,119         111,659         322,735         486,939
 Depreciation                         23,118          16,930          69,354          50,914
                                ------------    ------------    ------------    ------------

 Total operating expenses             88,237         128,589         392,089         537,853
                                ------------    ------------    ------------    ------------

 Operating loss                      (88,237)       (128,589)       (392,089)       (537,853)
                                ------------    ------------    ------------    ------------

Financial income and expense:
 Other income                           --             2,400            --             2,778
 Interest income                       1,720             799           3,768           4,993
 Interest expense                   (199,468)       (153,102)       (605,867)       (478,354)
                                ------------    ------------    ------------    ------------


 Total financial income
 (expense)                          (197,748)       (149,903)       (602,099)       (470,583)
                                ------------    ------------    ------------    ------------


Net loss                        $   (285,985)   $   (278,492)   $   (994,188)   $ (1,008,436)
                                ============    ============    ============    ============
Net loss per capital
share (basic and diluted)       $       (.03)   $       (.03)   $       (.09)   $       (.09)
                                ============    ============    ============    ============



 Weighted average number of
 capital shares outstanding
 (total shares)                   10,927,063      10,919,327      10,927,063      10,903,396
                                ============    ============    ============    ============


See Notes to Financial Statements.

                                             -5-

                              LEADVILLE CORPORATION

                            STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 2000 and 1999
                                   (Unaudited)


                                                       2000             1999
                                                    -----------     -----------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                         $  (994,188)    $(1,008,436)
   Adjustments to reconcile net loss
   to net cash used in operating activities:
     Depreciation                                        69,354          50,914
     Stock issued for officer compensation                 --           150,000
     Change in assets and liabilities:
       (Increase) decrease in:
          Prepaid expenses                                 (121)         (4,624)
          Investments-CDs                                  --              --
          Inventories                                    33,975          33,975
        Increase (decrease) in:
          Accounts payable                               14,937           1,269
          Accrued expenses                              (22,624)         (1,653)
          Officer payables                               28,583          13,602
          Accrued Salaries - Officers                   152,500         172,500
          Accrued interest                              590,858         508,688
                                                    -----------     -----------

        Net cash used
          in operating activities                      (126,726)        (83,765)
                                                    -----------     -----------


CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from borrowing, related party               142,500          99,500
   Repayment of note principal                             --              --
                                                    -----------     -----------


         Net cash provided by financing
          activities                                    142,500          99,500
                                                    -----------     -----------

         Increase (decrease) in cash and
          cash equivalents                              (15,774)         15,735

Cash and cash equivalents:
  Beginning                                              33,445            --
                                                    -----------     -----------

  Ending                                            $    49,219     $    15,735
                                                    ===========     ===========

SUPPLEMENTAL DISCLOSURES OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES:
   Capital stock issued for forgiveness
    of accounts payable, interest
    and officer compensation                        $      --       $   171,998
                                                    ===========     ===========


See Notes to Financial Statements.

                              LEADVILLE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000


In the opinion of management of Leadville Corporation, (the "Company"), the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2000, and the results of operations and cash flows for the nine months ended September 30, 2000 and 1999.

These unaudited financial statements should be read in conjunction with the Company's annual report on Form 10-KSB for the year ended December 31, 1999.


NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:
---------------------------------------------------------------

Leadville Corporation (the Company) is engaged in the development of hard rock mineral properties in Lake and Park Counties, Colorado. A summary of significant accounting policies is currently on file with the Securities and Exchange Commission on Form 10-KSB.

NOTE 2. RELATED PARTY TRANSACTIONS:
-----------------------------------

Certain officers, directors and stockholders have provided significant loans and advanced expenses to the Company in recent years. The aggregate indebtedness to the related parties, including accrued interest and other payables, amounted to approximately $8,151,907 at September 30, 2000.

As of September 30, 2000, the Company owes its President accrued compensation and expenses of approximately $376,314 and its past-CEO accrued compensation and expenses of approximately $268,832.

NOTE 3. INCOME TAXES:
---------------------

As of December 31, 1999, the Company has available tax net operating loss carryforwards of approximately $11,802,288, which can be utilized to offset future taxable income. Utilization of these loss carryforwards may be limited due to changes in ownership of the Company, and expire from 2000 through 2019.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------

The following discussion should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere herein. The Company's results may be affected by various trends and factors that are beyond the Company's control. These include factors discussed elsewhere herein.

With the exception of historical information, the matters discussed below under the heading "Management's Discussion and Analysis" may include forward-looking statements that involve risks and uncertainties. The Company cautions the reader that a number of important factors discussed herein, and in other reports filed with the Securities and Exchange Commission, could affect the Company's actual results and cause actual results to differ materially from those discussed in forward-looking statements.

The Company received no operating revenues during 1998 and 1999 and incurred net losses in those years of $1,582,116 and $1,635,387, respectively. Management does not anticipate that any operating revenues will be generated during the year 2000. The Company's most viable prospect for generating income from operations is by achieving production at the Diamond-Resurrection property. The property should be primarily a gold producer, with significant quantities of silver, lead and zinc present in the ores. In order to achieve production from the Diamond-Resurrection property, the Company must secure significant financing for debt reduction, for furthering mine development and re-establishing milling capabilities, and for working capital.

The Company is severely undercapitalized. As of September 30, 2000, the Company has a working capital deficit of $8,318,252 and minimal operating cash. With the exception of the $500,000 in proceeds received in 1996 from issuance of stock, substantially all of the Company's cash needs have been met by loans from the Company's officers and directors, and by proceeds from short-term notes. Management is hopeful that cash needs for 2000 will be met from existing cash resources and short-term borrowings until significant financing can be secured.

In 1999 and in the first nine months of 2000, the Company used cash to meet general, administrative and property obligations. During the nine months ended September 30, 1999 and 2000, the Company received $99,500 and $142,000, respectively, in the form of convertible loans. No capital expenditures were made during the first nine months of 2000. General and administrative costs were reduced from 1999 totals primarily because of stock and options expensed for officer compensation during the earlier period and a reduction in officer compensation in 2000. During the three months ended September 30, 1999 and 2000, interest expenses also rose from $153,102 to $199,468, a reflection of higher interest rates on certain recent loans to the Company.

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

The Company counter-claimed for damages resulting from improper construction of the Diamond Mine shaft and damages resulting from Cowin & Company activities at the site. Since no action had been taken in the case since October 1993, the Court ordered a Status Report be filed on the matter by August 30, 1996. The status report was filed with the Court; however, no action has occurred since then.

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

(b)  Reports on Form 8-K filed during the Registrant's third quarter of 2000.
     NONE

SIGNATURES
----------


Pursuant to the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


LEADVILLE CORPORATION
---------------------
(Registrant)



/s/ JOHN H. GASPER
------------------
John H. Gasper, President





Dated: November 10, 2000
------------------------