Form 10KSB
period 2000-12-31
LEADVILLE CORP
filed 2001-04-16
CIK 58204

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the fiscal year ended: December 31, 2000


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

The aggregate market value of the Common Stock (the Registrant's only class of voting stock) held by non-affiliates of the Registrant on December 31, 2000, was approximately $1,026,199 based upon the reported closing sale price of such shares on the NASD OTC-Bulletin Board for that date. As of December 31, 2000, there were 10,940,288 shares of Common Stock outstanding.

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

     Since May of 1987 and continuing through 2000, the Company's activities at the Sherman Mine have been limited to care, maintenance and permit related work. During 1985, the Sherman Mine was placed in temporary cessation due to suspension of mining activities. During 1995, the temporary cessation period expired and the Company will be required to conduct a program of study, exploration and sampling to maintain existing regulatory permits. In the event that the required work is not performed, the Company may be required to reclaim the Sherman Mine site. The Company maintains a reclamation bond in the amount of $91,600, which relates to the Sherman and Stringtown Mill sites.

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

     Resumption of mining operations at the Company's two mines is dependent on attracting significant operating capital and on the market prices of precious metals, primarily silver and gold. At current silver prices, the Sherman Mine can not be operated profitably.

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

     In years past and continuing into 2000, the Company has been heavily dependent on its past-President, Dr. Robert G. Risk, to raise necessary financing. The loss of Dr. Risk, for any reason, would have a material impact on the Company's ability to raise additional funds and continue as a going concern.

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


Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

     There were no matters submitted to a vote of the Company's security holders during the fourth quarter of 2000.


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

     Quarter Ended
     -------------
                                      Low       High
                                   --------    ------

     December 31, 1999             $ 0.1875    0.5000
     March 31, 2000                  0.2180    0.2810
     June 30, 2000                   0.0625    0.2031
     September 30, 2000              0.0781    0.0781
     December 31, 2000               0.0938    0.0938

     As of December 31, 2000, the Company had approximately 2,000 holders of record of its Common Stock; management estimates that the number of beneficial holders is greater.

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

     See Page F-5 to the Financial Statements for issuance of shares of common stock during 2000, all of which are unregistered.


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

Results of Operations

     The Company earned no revenues from operations in 2000 and reported a net loss of $1,331,336. The most significant expenses incurred during 2000 included $817,612 of interest, $27,843 for property taxes, $92,472 for depreciation, and $45,300 for write-down of parts inventory. Approximately 74% of the loss for 2000 was attributable to these expenses. The Company also expensed approximately $217,000 in salaries in 2000.

     The Company has had no active mining operations since 1989 and continues to carry a significant investment in property, equipment and parts inventory. In 1995, the Company initiated policies to recognize a declining useful life and value of these assets. Approximately $137,772 of such expenses was recognized in 2000.

     During 2000, the Company continued to incur significant interest expense relating to outstanding notes and debentures payable and their related accrued interest. As of December 31, 2000, principal amounts due on notes payable and debentures payable was $2,103,312 and $440,000, respectively.

     Substantially all other expenses in 2000 were incurred to meet general, administrative and property holding expenses.

2000 COMPARED TO 1999

     The net loss for 2000, before extraordinary items, decreased approximately $300,000 compared to 1999. Interest expense for 2000 increased approximately $130,000 over 1999, due primarily to interest expense associated with additional borrowing during 2000. Depreciation expense increased approximately $25,000 in 2000, as the Company continued its policy to provide for depreciation on mining assets maintained on a stand-by basis. General and administrative expenses decreased by $464,221 in 2000 primarily because no stock or options were issued to officers during 2000.

Liquidity and Capital Resources

     The Company is severely undercapitalized. As of December 31, 2000, the Company has a working capital deficit of $8,614,733 and minimal operating cash. Substantially all of the Company's cash needs have been met by loans from the Company's management and by proceeds from short-term notes. Management is hopeful that cash needs for 2000 will be met from existing cash resources and short-term borrowings, although additional loans from previous sources can not be assured.

     In 2000, the Company used cash to meet general, administrative and property obligations. During 2000 and 1999, the Company borrowed approximately $177,500 and $127,000, respectively, through the placement of various secured and unsecured notes. No capital expenditures were made during the year.

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

As of December 31, 2000, the Company is obligated to promissory note holders in the face amount of $2,103,312, plus accrued interest of $1,661,190. Outstanding convertible debentures at December 31, 2000, in the face amount of $440,000, plus accrued interest of $3,570,279, are secured by all of the Company's real property.

     Substantially all of the Company's note and debenture payable obligations, including accrued interest, are convertible into Common Stock at a price of generally $1.00 per share. The demand note obligations due to Dr. Risk, including interest, have no stock conversion features. It is likely that a portion of the debt will be converted to stock, if the Company can secure significant financing for its properties.

Item 7. Financial Statements.
-----------------------------

See "Index to Financial Statements" on page F-1 hereof.


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
-----------------------------------------------------------------------

     None


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------------------------------------

     The following table sets forth information regarding the officers and directors of the Company.

     Name               Age   Positions Held    Officer/Director since
     ----               ---   --------------    ----------------------

     Robert G. Risk      92   Director                   1949

     Lloyd L. Morain     84   Director                   1967

     James C. Tiffany    70   Director                   1990

     John H. Gasper      41   President, Chairman        1997


Mr. Tiffany is the nephew of Dr. Risk. There is no other family relationship between or among any of the above listed officers and directors.

Robert G. Risk has been a Director since January 1949. Dr. Risk was Chairman from January 1949 through 1998. He was a practicing dentist in Indianapolis, Indiana until 1999.

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

Scot B. Hutchins was CEO of the Company from March 1998 through May 30, 2000. Mr. Hutchins is an attorney in Washington, D.C.


Item 10. Executive Compensation
-------------------------------

     The only current officer of Leadville Corporation who earned compensation during 2000 was Mr. Gasper. Mr. Gasper's salary was $120,000 for the year ended December 31, 2000. Including compensation earned from 1997 through 2000, approximately $365,500 remains unpaid to Mr. Gasper. In addition, Mr. Gasper earned as compensation 50,000 shares of restricted Common Stock in 1998 (or $2,678 in value). Mr. Hutchins' salary was $1,644 in 1997, $51,780 in 1998,
$100,000 in 1999 and $62,500 in 2000, of which, the total amount remains unpaid. In addition, Mr. Hutchins earned as compensation 350,000 shares of restricted Common Stock (or $18,750 in value) and an option to purchase 800,000 shares of unregistered, restricted Common Stock at their fair market value in 1998. In 1999, Mr. Hutchins earned 300,000 shares of restricted Common Stock (or $18,750 in value) and an option for the purchase of 800,000 shares of unregistered, restricted Common Stock at their fair market value. The fair market value for these options was determined by the outside accounting firm Kaufman Davis Business Services, Inc. The exercise price was established at $0.0625 per share at the exercise date of August 12, 1998 and $0.05357 per share at the exercise date of January 5, 2000.

     Additionally, in accordance with their employment agreements, Mr. Gasper and Mr. Hutchins (prior to his resignation effective May 30, 2000) can receive
(i) 20,000 shares of restricted Common Stock for each additional million dollars raised in debt financing, (ii) a one-time payment of 150,000 shares in the event that the average closing price of Common Stock is $2.00 or more within any 14-day period, and (iii) 150,000 shares of restricted Common Stock each time the price of Common Stock doubles from the prior price triggering a payment of shares.

     Accrued Salary - Due to limited working capital, Mr. Gasper and Mr. Hutchins deferred receipt of most of their salary until such time that the Company is better able to fulfill this obligation.

     The following table sets forth certain information for each of the last four fiscal years with respect to the annual and long-term compensation of the current officers of the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

     As of December 31, 2000, a total of 10,940,288 shares of the Company's Common Stock were outstanding. The table below sets forth the ownership by management and principal stockholders of the Company as of December 31, 2000:

                                                         Share
                                                        Ownership
     Name                         Title                  Direct        Percent
     ----                         -----                  ------        -------

     Robert G. Risk               Director            2,686,179 (b)     24.55%

     Lloyd L. Morain              Director              459,408 (b)      4.20%

     James C. Tiffany             Director               27,631 (b)      0.25%

     John H. Gasper               President/Chairman    200,000 (b)      1.83%

     All officers and directors as a group                              30.83%


     (a) The address of each management person is 7002 Graham Road, Suite 106, Indianapolis, IN 46220.

     (b) Members of the Board of Directors and officers hold debt instruments of the Company which can be generally converted into Common Stock at a price of $1.00 per share. If such debt instruments were converted to stock as of December 31, 2000, officers and directors would hold the following number of shares and percentages of outstanding stock:
          Robert G. Risk 5,086,303 shares, (37.8%); Lloyd L. Morain 576,836 shares, (4.37%); James C. Tiffany 27,631 shares,(0.21%); John H. Gasper 200,000 shares, (1.5%).

     If holders of all convertible debt instruments of the Company had exercised their option to convert the obligations to Common Stock as of December 31, 2000, approximately 7,774,781 shares would have been issued and total outstanding shares would have been 18,715,069. Officers and directors, as a group, would own 5,890,770 shares representing 31.48% of the outstanding Common Stock.


Item 12. Certain Relationships and Related Transactions.
--------------------------------------------------------

     Substantially all of Leadville's financing since 1983 has been provided by loans from the Company's officers and directors through proceeds from the private placement of equity and debt instruments. The following table sets forth amounts due to officers and directors of the Company for debt proceeds received from officers and directors as of December 31, 2000:

Name                  Obligation        Principal     Interest       Total
----                  ----------        ---------     --------       -----

Robert G. Risk        Debenture               -0-    $1,219,365   $1,219,365

Robert G. Risk        Demand notes       $102,500    $1,078,259   $1,180,759

Lloyd L. Morain       Notes               $75,000       $42,428     $117,428

Scot B. Hutchins*     Notes              $117,500       $52,422     $169,922

             *Mr. Hutchins was CEO from March 1998 to May 30, 2000.

Substantially all of the debenture payable, notes payable and related accrued interest amounts are convertible into the Company's Common Stock at $1.00 per share. The demand notes and associated accrued interest due to Dr. Risk have no stock conversion features. The notes and associated accrued interest due to Mr. Hutchins are convertible at $.80 per share for $148,337 and $1.00 per share for $21,585.

     During the years 1997 through 2000, Dr. Risk has advanced the Company $5,000, $15,000, $37,500 and $45,000, respectively. The advances bear interest at 10% and are due on demand. In earlier years, Dr. Risk agreed to convert substantially all principal on the demand notes into Common Stock.

     During 1995 and 1996, Mr. Morain provided loans to the Company in the form of unsecured promissory notes, bearing interest at 10% per annum and convertible into the Company's Common Stock at a price of $1.00 per share. Mr. Morain loaned the Company $50,000 in 1997 and $25,000 in 1999. Mr. Morain has provided significant financing to the Company in years prior to 1995 and he has converted substantially all such loans and accrued interest into restricted Common Stock.

     During 1998 and 1999, Mr. Hutchins advanced the Company $115,000 and $2,500, respectively. An advance of $100,000 in 1998 bears an interest rate of 15% and is convertible into Common Stock at $.80 per share. Advances in 1998 and 1999 totaling $17,500 bear an interest rate of 10% and are convertible into Common Stock at $1.00 per share.

     During the years 1995 through 2000, Leadville was successful in securing conversion of certain debt obligations into Common Stock. During these and prior years, officers and directors of the Company also exercised Common Stock conversion rights for obligations they held.

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


(b) Reports on Form 8-K Filed During the Registrant's Fourth Fiscal Quarter:

     None

                                   SIGNATURES


     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on April 12, 2000 on its behalf by the undersigned, thereto duly authorized.


                                           LEADVILLE CORPORATION


Date: April 12, 2001                       By: /s/ John H. Gasper
                                           ----------------------
                                           John H. Gasper
                                           President


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Dated: April 12, 2001                      By: /s/ John H. Gasper
                                           ----------------------
                                           John H. Gasper
                                           President, Chairman


Dated: April 12, 2001                      By: /s/ Dr. Robert G. Risk
                                           --------------------------
                                           Dr. Robert G. Risk
                                           Director, Chairman Emeritus


Dated: April 12, 2001                      By: /s/ Lloyd L. Morain
                                           -----------------------
                                           Lloyd L. Morain
                                           Director

Dated: April 12, 2001                      By: /s/ James C. Tiffany
                                           ------------------------
                                           James C. Tiffany
                                           Director

                          INDEX TO FINANCIAL STATEMENTS



                                                                            PAGE
                                                                            ----

Independent Auditor's Report.................................................F-2

Balance Sheets - December 31, 2000 ..........................................F-3

Statements of Operations - For the Years Ended December 31, 2000 and 1999....F-4

Statement of Stockholders' Deficiency - From January 1, 1999 through
        December 31, 2000....................................................F-5

Statements of Cash Flows - For the Years Ended December 31, 2000 and 1999....F-6

Notes to Financial Statements................................................F-7

                          INDEPENDENT AUDITOR'S REPORT



Board of Directors
Leadville Corporation
Indianapolis, Indiana


We have audited the accompanying balance sheet of Leadville Corporation as of December 31, 2000 and the related statements of operations, stockholders' deficiency and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Leadville Corporation as of December 31, 2000, and the results of its operations and its cash flows for the year ended December 31, 2000 and 1999, in conformity with generally accepted accounting principles.

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


/s/ HEIN + ASSOCIATES LLP
-------------------------
HEIN + ASSOCIATES LLP


Denver, Colorado
March 29, 2001


                                 LEADVILLE CORPORATION

                                     BALANCE SHEET
                                   DECEMBER 31, 2000

                                        ASSETS
                                        ------
CURRENT ASSETS:
    Cash                                                                   $     18,832
    Prepaid expenses and other                                                    5,321
                                                                           ------------
             Total current assets                                                24,153

PROPERTY AND EQUIPMENT, at cost:
    Mining properties                                                         7,356,979
    Buildings and equipment:
         Mine                                                                 1,219,564
         Mill                                                                   829,032
         Other                                                                  108,143
    Land                                                                         22,429
                                                                           ------------
                                                                              9,536,147

    Less accumulated depreciation and depletion                              (3,098,422)
                                                                           ------------
                                                                              6,437,725
OTHER ASSETS:
    Investments - certificates of deposits                                      104,265
    Inventories                                                                 182,089
                                                                           ------------
             Total other assets                                                 286,354
                                                                           ------------

TOTAL ASSETS                                                               $  6,748,232
                                                                           ============
                       LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                       ----------------------------------------
CURRENT LIABILITIES:
    Related parties:
         Convertible debentures                                            $    440,000
         Notes payable, stockholders                                          1,896,812
         Accrued interest payable                                             5,184,286
         Payables to officers/directors/stockholders                             97,950
         Accrued salaries - officers                                            583,321
    Notes payable - other                                                       206,500
    Accounts payable                                                            143,835
    Accrued expenses                                                             86,151
                                                                           ------------
             Total current liabilities                                        8,638,885
                                                                           ------------
SETTLEMENT OF LITIGATION                                                        114,000
                                                                           ------------
COMMITMENTS AND CONTINGENCIES  (Notes 2 and 5)

STOCKHOLDERS' DEFICIENCY:
    Capital stock, par value $1 per share; 15,000,000 shares authorized;
         10,940,288 shares issued and outstanding at December 31, 2000       10,940,288
    Additional paid-in capital                                                8,693,415
    Accumulated deficit                                                     (21,638,356)
                                                                           ------------
             Total stockholders' deficiency                                  (2,004,653)
                                                                           ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                             $  6,748,232
                                                                           ============


                 See accompanying notes to these financial statements.



                                LEADVILLE CORPORATION

                              STATEMENTS OF OPERATIONS


                                                             FOR THE YEARS ENDED
                                                                 DECEMBER 31,
                                                        ----------------------------
                                                            2000            1999
                                                        ------------    ------------

OPERATING REVENUES                                      $       --      $       --

OPERATING COSTS AND EXPENSES:
    General and administrative                               426,927         891,148
    Depreciation                                              92,472          67,718
                                                        ------------    ------------
         Total operating costs and expense                   519,399         958,866
                                                        ------------    ------------

OPERATING LOSS                                              (519,399)       (958,866)

OTHER INCOME AND EXPENSE:
    Interest expense                                        (817,612)       (687,685)
    Other                                                      5,675          11,164
                                                        ------------    ------------
         Total other income and expense                     (811,937)       (676,521)
                                                        ------------    ------------

NET LOSS AND COMPREHENSIVE LOSS                         $ (1,331,336)   $ (1,635,387)
                                                        ============    ============

NET LOSS PER SHARE (Basic and Diluted)                  $       (.12)   $       (.15)
                                                        ============    ============

WEIGHTED AVERAGE NUMBER OF CAPITAL SHARES OUTSTANDING     10,934,237      10,630,351
                                                        ============    ============



                See accompanying notes to these financial statements.



                                                    LEADVILLE CORPORATION

                                             STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                        FROM JANUARY 1, 1999 THROUGH DECEMBER 31, 2000


                                                              CAPITAL STOCK                                             TOTAL
                                                       ---------------------------     PAID-IN        ACCUMULATED    STOCKHOLDER'S
                                                          SHARES         AMOUNT        CAPITAL          DEFICIT       DEFICIENCY
                                                       ------------   ------------   ------------    ------------    ------------

BALANCES, January 1, 1999                                10,605,065   $ 10,605,065   $  8,546,482    $(18,671,633)   $    479,914

     Conversion of note payable and accrued interest         21,998         21,998           --              --            21,998
     Options for services                                      --             --          315,000            --           315,000
     Stock for services                                     300,000        300,000       (168,067)           --           131,933
     Net loss                                                  --             --             --        (1,635,387)     (1,635,387)
                                                       ------------   ------------   ------------    ------------    ------------

BALANCES, December 31, 1999                              10,927,063     10,927,063      8,693,415     (20,307,020)       (686,542)

     Conversion of note payable and accrued interest         13,225         13,225           --              --            13,225
     Net loss                                                  --             --             --        (1,331,336)     (1,331,336)
                                                       ------------   ------------   ------------    ------------    ------------

BALANCES, December 31, 2000                              10,940,288   $ 10,940,288   $  8,693,415    $(21,638,356)   $ (2,004,653)
                                                       ============   ============   ============    ============    ============





                                     See accompanying notes to these financial statements.




                                      LEADVILLE CORPORATION

                                    STATEMENTS OF CASH FLOWS

                                                                            FOR THE YEARS ENDED
                                                                                DECEMBER 31,
                                                                         --------------------------
                                                                             2000          1999
                                                                         -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                            $(1,311,336)   $(1,635,387)
     Adjustments to reconcile net loss to net
          cash from operating activities:
               Stock and options for services                                   --          446,933
               Depreciation                                                   92,472         67,718
               Provision for inventory obsolescence                           45,300         45,300
               Changes in assets and liabilities:
                    (Increase) decrease in -
                        Prepaid expenses and other                                97          3,861
                    Increase (decrease) in:
                        Accrued interest to related                          774,241        688,078
                             parties
                        Officer payables and accrued salaries                209,012        252,056
                        Accounts payable                                      43,230         22,549
                        Accrued expenses                                     (45,129)        15,337
                                                                         -----------    -----------
               Net cash used in operating activities                        (192,113)       (93,555)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from borrowings                                                177,500        127,000
                                                                         -----------    -----------

INCREASE (DECREASE) IN CASH                                                  (14,613)        33,445

CASH, beginning                                                               33,445           --
                                                                         -----------    -----------

CASH, ending                                                             $    18,832    $    33,445
                                                                         ===========    ===========


SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND
   FINANCING ACTIVITIES:
     Capital stock issued for conversion of notes payable, and accrued        13,225    $    21,988
                                                                         ===========    ===========
          interest

     Conversion of accrued interest to notes payable                            --      $   400,825
                                                                         -----------    ===========


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

     Inventories - Inventories are stated at the lower of cost (average method) or market value. Inventories consist of operating and maintenance supplies and is stated net of an obsolescence allowance of $272,000. Inventory has been classified as non-current for financial statement purposes.

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

     Net Loss Per Share - The loss per common share is presented in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. SFAS No. 128 replaced the presentation of primary and fully diluted earnings (loss) per share (EPS) with a presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing the income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. All potential dilutive securities are antidilutive as a result of the Company's net loss for the years ended December 31, 2000 and 1999. Accordingly, basic and diluted earnings per share are the same for each year.

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

                              LEADVILLE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


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


2.   CONTINUING OPERATIONS:
     ----------------------

     The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. At December 31, 2000, the Company has a significant investment in non-producing mining properties, recovery of which is dependent upon the production of ore reserves in commercial quantities or sale of these properties at an amount equal to or in excess of cost. In addition, the Company has suffered recurring losses from operations and at December 31, 2000 has a working capital deficiency of approximately $8,615,000 which includes approximately $8,202,000 due to related parties. The Company also has significant inventories, which the Company intends to utilize in the start up and operation of its mining properties. As the ultimate realization of the mining properties and related inventories depends on circumstances which cannot currently be evaluated, it is not possible to determine whether any loss will ultimately be realized from their disposition. All real properties are collateral for convertible debentures. The Company has no property or liability insurance coverage. Past litigation concerning environmental matters (Note 5) has made it difficult to date for the Company to obtain working capital through additional equity or financing. Annual fees are required to maintain possessory titles to unpatented mining claims. However, without additional working capital, the Company may be unable to pay the required fees. Working capital must be obtained to allow for future operations.

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

                              LEADVILLE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


3.   MINING PROPERTIES:
     ------------------

     As of December 31, 2000, the Company controls two mining properties; the approximately 5-square-mile Sherman Hilltop Consolidation and the approximately 1.5-square-mile Diamond-Resurrection Consolidation. In addition, the Company owns the 0.5-square-mile Stringtown Mill Site.

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

     Since 1989 and continuing through 2000, the Company's activities have been limited to care, maintenance, and permit-related work. The Company is required to conduct a program of study, exploration, and sampling to maintain existing regulatory permits. In the event the required work is not performed, the Company may be required to reclaim the Sherman Mine site. The Company maintains a reclamation bonds in the amount of approximately $91,600 for the Sherman and Stringtown Mill sites and $12,665 for the Diamond-Resurrection Mine Site.

     Presented below is a summary of mining property costs as of December 31, 2000:

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
                               ===========   ===========    ===========

                              LEADVILLE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


4.   NOTES PAYABLE AND CONVERTIBLE DEBENTURES:
     -----------------------------------------

     The notes payable as of December 31, 2000 are summarized as follows:

     Notes payable, at 16.5% to stockholder, due December 2000,
        collateralized by mining properties.                       $ 1,375,312

     Notes payable, generally at 10%, to stockholders and/or
        officers/directors, due dates range from January 1997
        through October 2001.                                          521,500
                                                                   -----------

           Total related party notes payable                       $ 1,896,812
                                                                   ===========

     Notes payable, generally at 10%, due dates range from April
         1, 1997 through August 2001.                              $   206,500
                                                                   ===========


     Notes payable and certain related accrued interest (totaling approximately $2,584,000) are convertible to the Company's capital stock at the option of noteholders at a conversion price of generally $1.00 per share during the term of the notes. As of December 31, 2000, $1,940,812 of the notes were past due.

     Convertible debentures due to shareholders as of December 31, 2000 are summarized as follows:


     Ten percent convertible debentures, all interest and
        principal past due as of December 31, 2000. The
        debentures and related accrued interest (totaling
        approximately $4,010,000) are convertible to the
        Company's capital stock at the option of the debenture
        holders at a conversion price of $1.00 per share,
        collateralized by mining properties.                       $   440,000
                                                                   ===========

5.   COMMITMENTS AND CONTINGENCIES:
     ------------------------------

     Employment Agreements - The Company entered into employment agreements with two of its officers. Combined base salaries for these two officers were approximately $182,500 and $220,000 for the years ended December 31, 2000 and 1999. One of the officers resigned during fiscal 2000. One of the officers received options for the purchase of 800,000 shares of common stock for services performed in 1999. Additionally, both officers each received 50,000 shares of common stock for services rendered in obtaining in excess of $1,000,000 of debt financing in fiscal year 1999. The total base salary obligation on the remaining employment agreement for the year ended 2001 is approximately $54,247. Additionally, this officer can receive
     (i) 150,000 shares of common stock in the event that the average closing price of common stock is $2.00 or more within any 14-day period and (ii) 150,000 shares of common stock each time the price of the common stock doubles from the prior price triggering a payment of shares. Additional compensation expense will be recorded when and if such shares are earned.

     Environmental Litigation - In the mid-1980s, the Company was named as one of several defendants in certain legal actions involving environmental matters. The plaintiffs in these actions, the State of Colorado and the Federal Government, alleged that the defendants were liable under the

                              LEADVILLE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


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

     Other Litigation - During January 2000, the Company was named as a defendant involving equipment under lease that previously was deemed part of the real property at the mine site by the courts. The plaintiff's claims for unspecified damages include a claim for rent, conversion, and unjust enrichment. The Company intends to vigorously defend the claims. The net recorded book value of the equipment as of December 31, 2000 is approximately $114,000.

     Certificates of Deposit - The Company is required by the State of Colorado/Mined Land Reclamation Board to maintain certificates of deposit for future reclamation costs. No future reclamation costs have been accrued as of December 31, 2000.

                              LEADVILLE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


6.   RELATED PARTY TRANSACTIONS:
     ---------------------------

     As discussed in Note 4, certain officers, directors and stockholders have provided significant loans to the Company. The aggregate indebtedness, including accrued interest, and other payables, amounted to approximately $8,202,000 at December 31, 2000. Total interest expense to these officers, directors and stockholders was $773,066 and $674,839 for the years ended December 31, 2000 and 1999, respectively.

     The Company leased office space on a month-to-month basis from a stockholder and past officer of the Company for $125 per month. This individual is a partner in an accounting firm which performs bookkeeping, accounting and other administrative services for the Company. Fees for such rent and services totaled approximately $0 and $15,000 for the years ended December 31, 2000 and 1999, respectively.

     As of December 31, 2000, the Company owed a current and past officer $681,271 for compensation and office equipment, and management allowance of approximately $2,000 each per month.

     See Notes 5 and 8 for additional related party transactions.


7.   INCOME TAXES:
     ------------

     The following items give rise to a long-term deferred tax asset as of December 31, 2000, which has been fully reserved:

       Inventory reserve for obsolescence                    $   100,838
       Adjusted basis differential - depletable properties       668,457
       EPA settlement liability                                   83,104
       Net operating loss carryforward                         4,622,775
       Officer's salaries                                        216,412
                                                             -----------
       Deferred tax asset                                      5,691,586
       Less valuation allowance                               (5,691,586)
                                                             -----------

            Net deferred tax asset                           $      --
                                                             ===========


     At December 31, 2000, the Company has available tax net operating loss carryforwards of approximately $12,460,000, which can be utilized to offset future taxable income. Utilization of these loss carryforwards may be limited due to changes in ownership of the Company, and they expire from 2000 through 2020. The valuation allowance was $5,015,000 at December 31, 1999 and increased by $677,000 for the year ended December 31, 2000.

                              LEADVILLE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


8.   STOCKHOLDERS' EQUITY:
     --------------------

     During the year ended December 31, 1999, the Company issued officers 300,000 shares of common stock and options for the purchase of 800,000 shares of common stock, valued at $446,933, for services.

     Granted options for the purchase of 1,600,000 shares of common stock have an exercise price of $.04 to $.05 per share, respectively. All options were granted at less than the quoted market price of the Company's common stock and, therefore, compensation expense was recorded in connection with these grants. All options are fully vested. The Company has agreed to pay all payroll taxes associated with exercise of these options. Therefore, these options are considered variable options for financial statement purposes, resulting in a remeasurement of compensation expense until the options are exercised. The weighted average exercise price for all options is $.045 per share for options granted in 1999 and 1998. The weighted average fair value of options granted in 1999 was approximately $.38.

     Pro Forma Stock-Based Compensation Disclosures - The Company applies APB Opinion 25 and related interpretations in accounting for its stock options and warrants which are granted to employees. Accordingly, no compensation cost has been recognized for grants of options and warrants to employees since the exercise prices were not less than the market value of the Company's common stock on the grant dates. There were no options issued in fiscal 2000, and as such, there is no pro-forma net loss and EPS calculation for fiscal 2000. Had compensation cost been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net loss and EPS would have been increased to the pro forma amounts indicated below for the year ended December 31, 1999:

          Net loss applicable to common shareholders:
                  As reported                               $  (1,635,387)
                  Pro forma                                 $  (1,635,387)

          Net loss per common shareholders:
                  As reported - basic and diluted           $        (.15)
                  Pro forma - basic and diluted             $        (.15)

     The fair value of each option granted in 1999 was estimated on the date of grant, using the Black-Scholes option-pricing model with the following weighted average assumptions:

          Expected volatility                                   134%
          Risk-free interest rate                               6.2%
          Expected dividends                                     --
          Expected terms (in years)                               2

                              LEADVILLE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


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