Form 10QSB
period 2001-03-31
LEADVILLE CORP
filed 2001-05-22
CIK 58204

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB


Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For Quarterly period ended March 31, 2001

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

                                   10,940,288
                                   ----------
              State the number of Shares of the issuer's classes of
                common equity, as of the latest practicable date:

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

PART I
ITEM 1. FINANCIAL STATEMENTS
----------------------------

                              LEADVILLE CORPORATION

                                 Balance Sheets
                                 March 31, 2001
                                   (Unaudited)

                                                    March 31,       December 31,
                                                       2001             2000
                                                   -----------      -----------
ASSETS

CURRENT ASSETS
   Cash                                            $    11,211      $    18,832
   Prepaid expenses and other                            5,321            5,321
                                                   -----------      -----------

        Total current assets                            16,532           24,153
                                                   -----------      -----------



PROPERTY AND EQUIPMENT, at cost
 (Notes 2 and 3)
   Mining properties, including assets
    acquired under capital leases                    7,356,979        7,356,979
   Buildings and equipment:
    Mine, including assets acquired
     under capital leases                            1,219,564        1,219,564
    Mill                                               829,032          829,032
    Other                                              108,143          108,143
    Land                                                22,429           22,429
                                                   -----------      -----------

                                                     9,536,147        9,536,147
    Less accumulated depreciation and
     depletion including amortization
     applicable to assets acquired under
     capital leases                                 (3,121,540)      (3,098,422)
                                                   -----------      -----------

                                                     6,414,607        6,437,725
                                                   -----------      -----------

OTHER ASSETS:
 Investments - certificates of deposit                 104,265          104,265
 Inventories                                           170,764          182,089
                                                   -----------      -----------

                                                       275,029          286,354
                                                   -----------      -----------

                                                   $ 6,706,168      $ 6,748,232
                                                   ===========      ===========

                              LEADVILLE CORPORATION

                                 March 31, 2001
                                   (Unaudited)

                                                     March 31,     December 31,
                                                       2001            2000
                                                   ------------    ------------

        LIABILITIES AND STOCKHOLDERS' EQUITY


CURENT LIABILITIES
   Related parties:
     Convertible debentures                        $    440,000    $    440,000
     Notes payable, stockholders                      2,060,812       2,060,812
     Accrued interest payable                         5,455,733       5,133,519
     Accrued salaries due staff                           3,000            --
     Accrued salaries due officers                      613,321         583,321
     Due to officers/directors/stockholders             104,075          97,950
   Notes payable-other                                   42,500          42,500
   Accounts payable                                      54,896         143,835
   Accrued expenses                                     137,179         136,948
                                                   ------------    ------------

         Total current liabilities                    8,911,516       8,638,884
                                                   ------------    ------------


SETTLEMENT OF LITIGATION                                114,000         114,000


        COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY
   Capital stock, par value $1 per share;
     authorized 15,000,000 shares; issued and
     outstanding March 31, 2001 and
     December 31, 2000, 10,940,288 and
     10,940,288 shares, respectively                 10,940,288      10,940,288
   Additional paid-in capital                         8,693,415       8,693,415
                                                   ------------    ------------

                                                     19,633,703      19,633,703
   Accumulated deficit                              (21,953,051)    (21,638,356)
                                                   ------------    ------------

         Total stockholders' deficiency              (2,319,348)     (2,004,653)
                                                   ------------    ------------

                                                   $  6,706,168    $  6,748,232
                                                   ============    ============

                              LEADVILLE CORPORATION

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                 Three Months ended March 31,
                                               --------------------------------
                                                   2001                2000
                                               ------------        ------------

Operating revenue                              $       --          $       --
                                               ------------        ------------

Operating costs and expenses:
 General and administrative                          68,350             134,656
 Depreciation                                        23,118              23,118
                                               ------------        ------------

 Total operating expenses                            91,468             157,774
                                               ------------        ------------

 Operating loss                                     (91,468)           (157,774)
                                               ------------        ------------

Financial income and expense:
 Other income                                          --                  --
 Interest income                                      1,083               1,225
 Interest expense                                  (224,264)           (247,269)
                                               ------------        ------------


 Total financial income
 (expense)                                         (223,181)           (246,044)
                                               ------------        ------------


Net loss                                       $   (314,649)       $   (403,818)
                                               ============        ============
Net loss per capital
share (basic and diluted)                      $       (.03)       $       (.04)
                                               ============        ============



Weighted average number of
 capital shares outstanding
 (total shares)                                  10,940,288          10,927,063
                                               ============        ============


See Notes to Financial Statements.

                              LEADVILLE CORPORATION

                            STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 2001 and 2000
                                   (Unaudited)


                                                         2001            2000
                                                       ---------      ---------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                            $(314,649)     $(403,878)
   Adjustments to reconcile net loss
   to net cash used in
   operating activities:
     Depreciation                                         23,118         23,118
     Stock issued for officer compensation                  --             --
     Change in assets and liabilities:
       (Increase) decrease in:
          Prepaid expenses                                  --             --
          Investments-CDs                                   --             --
          Inventories                                     11,325         11,325
        Increase (decrease) in:
          Accounts payable                                 8,965        (63,228)
          Accrued expenses                                 3,231         44,639
          Officer payables                                 6,125          4,054
          Accrued Salaries - Officers                     30,000         67,499
          Accrued interest                               224,264        259,090
                                                       ---------      ---------

        Net cash used
          in operating activities                         (7,621)       (57,321)
                                                       ---------      ---------


CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from borrowing, related party                   --           45,000
   Paid in capital adjustment                               --             (638)
                                                       ---------      ---------

         Net cash provided by financing
          activities                                        --           44,362
                                                       ---------      ---------

         Increase (decrease) in cash and
          cash equivalents                                (7,621)       (12,959)

Cash and cash equivalents:
  Beginning                                               18,832         33,445
                                                       ---------      ---------

  Ending                                               $  11,211      $  20,486
                                                       =========      =========

SUPPLEMENTAL DISCLOSURES OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES:
   Capital stock issued for forgiveness
    of accounts payable, interest
    and officer compensation                           $    --        $    --
                                                       =========      =========


See Notes to Financial Statements.

                              LEADVILLE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001


In the opinion of management of Leadville Corporation, (the "Company"), the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2001, and the results of operations and cash flows for the three months ended March 31, 2001 and 2000.

These unaudited financial statements should be read in conjunction with the Company's annual report on Form 10-KSB for the year ended December 31, 2000.


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

NOTE 2. RELATED PARTY TRANSACTIONS:
-----------------------------------

Certain officers, directors and stockholders have provided significant loans and advanced expenses to the Company in recent years. The aggregate indebtedness to the related parties, including accrued interest and other payables, amounted to approximately $8,455,000 at March 31, 2001.

As of March 31, 2001, the Company owes its President accrued compensation and expenses of approximately $442,439 and its past-CEO accrued compensation and expenses of approximately $268,832.

NOTE 3. INCOME TAXES:
---------------------

As of December 31, 2000, the Company has available tax net operating loss carryforwards of approximately $12,460,000, which can be utilized to offset future taxable income. Utilization of these loss carryforwards may be limited due to changes in ownership of the Company, and expire from 2001 through 2020.

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

The Company received no operating revenues during 1999 and 2000 and incurred net losses in those years of $1,635,387 and $1,331,336, respectively. Management does not anticipate that any operating revenues will be generated during the year 2001. The Company's most viable prospect for generating income from operations is by achieving production at the Diamond-Resurrection property. The property should be primarily a gold producer, with significant quantities of silver, lead and zinc present in the ores. In order to achieve production from the Diamond-Resurrection property, the Company must secure significant financing for debt reduction, for furthering mine development and re-establishing milling capabilities, and for working capital.

The Company is severely undercapitalized. As of March 31, 2001, the Company has a working capital deficit of $8,894,984 and minimal operating cash. With the exception of the $500,000 in proceeds received in 1996 from issuance of stock, substantially all of the Company's cash needs have been met by loans from the Company's officers and directors, and by proceeds from short-term notes. Management is hopeful that cash needs for 2001 will be met from existing cash resources and short-term borrowings until significant financing can be secured.

In 2000 and in the first three months of 2001, the Company used cash to meet general, administrative and property obligations. During the three months ended March 31, 2000 and 2001, the Company received $45,000 and $0.00, respectively, in the form of convertible loans. No capital expenditures were made during the first three months of 2001. General and administrative costs were reduced from 2000 totals primarily because a reduction in officer compensation in 2001. During the three months ended March 31, 2001 and 2000, interest expenses also rose from $224,264 to $247,269, a reflection of higher interest rates on certain recent loans to the Company.

The Company's certificates of deposit, in the amount of $104,265, are held as mining reclamation bonds and classified as long term assets.

In order for the Company to continue as a going concern and re-start its mining operations, a significant amount of capital from sources outside the Company will be required. During 2001, management is continuing its efforts to obtain financing for the Company's properties through cash investment. No assurance can be given that the Company will be successful in securing financing.

The Company continues to incur significant interest charges associated with the outstanding notes payable and debentures. The holders of these instruments have the right to convert principal and accrued interest to Capital Stock at prices of $.75 to $1.00 per share. Substantially all holders of the notes payable and debentures are stockholders of the Company.

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

(29)        Additional Exhibits
----------

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


(b)  Reports on Form 8-K filed during the Registrant's first quarter of 2001.
     NONE

SIGNATURES
----------


Pursuant to the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


LEADVILLE CORPORATION
---------------------
(Registrant)



/s/ JOHN H. GASPER
------------------
John H. Gasper, President





Dated: May 12, 2001
-------------------

ARTICLE 5

PERIOD-TYPE                                                             3-MOS
FISCAL-YEAR-END                                                   DEC-31-2001
PERIOD-END                                                     March 31, 2001
CASH                                                                   11,211
SECURITIES                                                                  0
RECEIVABLES                                                                 0
ALLOWANCES                                                                  0
INVENTORY                                                             170,764
CURRENT-ASSETS                                                         16,532
PP&E                                                                9,536,147
DEPRECIATION                                                        3,121,540
TOTAL-ASSETS                                                        6,706,168
CURRENT-LIABILITIES                                                 8,911,516
BONDS                                                                       0
PREFERRED-MANDATORY                                                         0
PREFERRED                                                                   0
COMMON                                                             10,940,288
OTHER-SE                                                            8,693,415
TOTAL-LIABILITY-AND-EQUITY                                          6,706,168
SALES                                                                       0
TOTAL-REVENUES                                                          1,083
CGS                                                                         0
TOTAL-COSTS                                                                 0
OTHER-EXPENSES                                                         91,514
LOSS-PROVISION                                                              0
INTEREST-EXPENSE                                                      224,264
INCOME-PRETAX                                                        (314,649)
INCOME-TAX                                                                  0
INCOME-CONTINUING                                                    (314,649)
DISCONTINUED                                                                0
EXTRAORDINARY                                                               0
CHANGES                                                                     0
NET-INCOME                                                           (314,649)
EPS-BASIC                                                                (.03)
EPS-DILUTED                                                              (.03)