Form 10QSB
period 2001-06-30
LEADVILLE CORP
filed 2001-09-14
CIK 58204

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For Quarterly period ended June 30, 2001
Transaction report under Section 13 or 15(d) of the Exchange Act
For the transition period from ____________ to ____________
Commission file number 0-1519


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

PART I
ITEM 1. FINANCIAL STATEMENTS
----------------------------

                              LEADVILLE CORPORATION

                                 Balance Sheets
                                  June 30, 2001
                                   (Unaudited)


                                                      June 30,      December 31,
                                                        2001           2000
                                                    -----------     -----------

ASSETS

CURRENT ASSETS
   Cash                                             $     3,073     $    18,832
   Prepaid expenses and other                             5,321           5,321
                                                    -----------     -----------

        Total current assets                              8,394          24,153
                                                    -----------     -----------



PROPERTY AND EQUIPMENT, at cost
 (Notes 2 and 3)
   Mining properties, including assets
     acquired under capital leases                    7,356,979       7,356,979
   Buildings and equipment:
     Mine, including assets acquired
       under capital leases                           1,219,564       1,219,564
     Mill                                               829,032         829,032
     Other                                              108,143         108,143
     Land                                                22,429          22,429
                                                    -----------     -----------

                                                      9,536,147       9,536,147
     Less accumulated depreciation and
       depletion including amortization
       applicable to assets acquired under
       capital leases                                (3,144,658)     (3,098,422)
                                                    -----------     -----------

                                                      6,391,489       6,437,725
                                                    -----------     -----------

OTHER ASSETS:
 Investments - certificates of deposit                  104,265         104,265
 Inventories                                            159,439         182,089
                                                    -----------     -----------

                                                        263,704         286,354
                                                    -----------     -----------

                                                    $ 6,663,588     $ 6,748,232
                                                    ===========     ===========

                              LEADVILLE CORPORATION

                                  June 30, 2001
                                   (Unaudited)


                                                     June 30,      December 31,
                                                       2001            2000
                                                   ------------    ------------

        LIABILITIES AND STOCKHOLDERS' EQUITY


CURENT LIABILITIES
   Related parties:
     Convertible debentures                        $    440,000    $    440,000
     Notes payable, stockholders                      2,060,812       1,896,812
     Accrued interest payable                         5,567,798       5,184,286
     Accrued salaries due staff                           6,000            --
     Accrued salaries due officers                      643,321         583,321
     Due to officers/directors/stockholders             110,200          97,950
     Notes payable-other                                 42,500         206,500
   Accounts payable                                     166,970         143,835
   Accrued expenses                                     143,179          86,181
                                                   ------------    ------------

         Total current liabilities                    9,182,780       8,638,885
                                                   ------------    ------------


 SETTLEMENT OF LITIGATION                               114,000         114,000


        COMMITMENTS AND CONTINGENCIES


 STOCKHOLDERS' EQUITY
   Capital stock, par value $1 per share;
     authorized 15,000,000 shares; issued
     and outstanding June 30, 2001 and
     December 31, 2000, 10,940,288 and
     10,940,288 shares, respectively                 10,940,288      10,940,288
   Additional paid-in capital                         8,693,415       8,693,415
                                                   ------------    ------------

                                                     19,633,703      19,633,703
   Accumulated deficit                              (22,266,895)    (21,638,356)
                                                   ------------    ------------

         Total stockholders' deficiency              (2,633,192)     (2,004,653)
                                                   ------------    ------------

                                                   $  6,663,588    $  6,748,232
                                                   ============    ============



                                    LEADVILLE CORPORATION

                                  STATEMENTS OF OPERATIONS

                                         (Unaudited)



                                        Three Months                     Six Months
                                       ended June 30,                  ended June 30,
                                ----------------------------    ----------------------------
                                    2001            2000             2001           2000
                                ------------    ------------    ------------    ------------

Operating revenue               $       --      $       --      $       --      $       --
                                ------------    ------------    ------------    ------------

Operating costs and expenses:
 General and administrative           67,813         121,693         136,132         257,032
 Depreciation                         23,118          23,118          46,236          46,236
 Finance Charges                         204            --               281            --
                                ------------    ------------    ------------    ------------

 Total operating expenses             91,135         144,811         182,649         303,268
                                ------------    ------------    ------------    ------------

 Operating loss                      (91,135)       (144,811)       (182,649)       (303,268)
                                ------------    ------------    ------------    ------------

Financial income and expense:
 Other income                           --              --              --              --
 Interest income                       1,555             821           2,639           2,046
 Interest expense                   (224,264)       (159,130)       (448,529)       (406,399)
                                ------------    ------------    ------------    ------------


 Total financial income
 (expense)                          (222,709)       (158,309)       (445,890)       (404,353)
                                ------------    ------------    ------------    ------------


Net loss                        $   (313,844)   $   (303,120)   $   (628,539)   $   (707,621)
                                ============    ============    ============    ============
Net loss per capital
share (basic and diluted)       $       (.03)   $       (.03)   $       (.06)   $       (.06)
                                ============    ============    ============    ============



 Weighted average number of
 capital shares outstanding
 (total shares)                   10,940,288      10,927,063      10,940,288      10,927,063
                                ============    ============    ============    ============



See Notes to Financial Statements.

                                             -5-

                              LEADVILLE CORPORATION

                            STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 2001 and 2000
                                   (Unaudited)


                                                          2001           2000
                                                       ---------      ---------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                            $(628,540)     $(707,021)
   Adjustments to reconcile net loss
   to net cash used in
   operating activities:
     Depreciation                                         46,236         46,236
     Stock issued for officer compensation                  --             --
     Change in assets and liabilities:
       (Increase) decrease in:
          Prepaid expenses                                  --             --
          Investments-CDs                                   --             --
          Inventories                                     22,650         22,650
        Increase (decrease) in:
          Accounts payable                                17,010        (39,391)
          Accrued expenses                                12,232         32,124
          Officer payables                                 6,125         14,262
          Accrued Salaries - Officers                     60,000        122,500
          Accrued interest                               448,528        418,220
                                                       ---------      ---------

        Net cash used
          in operating activities                        (15,759)       (91,020)
                                                       ---------      ---------


CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from borrowing, related party                   --           72,500
   Paid in capital adjustment                               --             --
                                                       ---------      ---------

         Net cash provided by financing
          activities                                        --           72,500
                                                       ---------      ---------

         Increase (decrease) in cash and
          cash equivalents                               (15,759)       (18,520)

Cash and cash equivalents:
  Beginning                                               18,832         33,445
                                                       ---------      ---------

  Ending                                               $   3,073      $  14,925
                                                       =========      =========

SUPPLEMENTAL DISCLOSURES OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES:
   Capital stock issued for forgiveness
    of accounts payable, interest
    and officer compensation                           $    --        $    --
                                                       =========      =========


See Notes to Financial Statements.

                              LEADVILLE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001

In the opinion of management of Leadville Corporation, (the "Company"), the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2001, and the results of operations and cash flows for the six months ended June 30, 2001 and 2000.

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

The Company is severely undercapitalized. As of June 30, 2001, the Company has a working capital deficit of $9,174,385 and minimal operating cash. With the exception of the $500,000 in proceeds received in 1996 from issuance of stock, substantially all of the Company's cash needs have been met by loans from the Company's officers and directors, and by proceeds from short-term notes. Management is hopeful that cash needs for 2001 will be met from existing cash resources and short-term borrowings until significant financing can be secured.

In 2000 and in the first six months of 2001, the Company used cash to meet general, administrative and property obligations. During the six months ended June 30, 2000 and 2001, the Company received $72,500 and $0.00, respectively, in the form of convertible loans. No capital expenditures were made during the first six months of 2001. General and administrative costs were reduced from 2000 totals primarily because a reduction in officer compensation in 2001. During the three months ended June 30, 2000 and 2001 and the six months ended Jun 30, 2000 and 2001, interest expenses rose from $159,130 to $224,264 and $406,399 to $448,529, respectively, a reflection of higher interest rates on certain recent loans to the Company.

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

-------------------

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



Dated: September 12, 2001
-------------------------