Form 10QSB
period 2001-09-30
LEADVILLE CORP
filed 2001-10-30
CIK 58204

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For Quarterly period ended September 30, 2001
Transaction report under Section 13 or 15(d) of the Exchange Act
For the transition period from ___________ to _____________
Commission file number 0-1519

                              LEADVILLE CORPORATION
              ----------------------------------------------------
             (Exact Name or Registrant as Specified in its Charter)

        COLORADO                                       84-0388216
 ----------------------                     ----------------------------------
(State of Incorporation)                   (I.R.S. Employer Identification No.)


7002 Graham Road, Suite 106, Indianapolis, Indiana            46220
--------------------------------------------------         ----------
    (Address of Principal Executive Office)                (Zip Code)

                                 (317) 596-0735
                            -------------------------
                           (Issuer's telephone number)

                                       N/A
    -------------------------------------------------------------------------
   (Former name, address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             -----  -----

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

                                   10,940,288
                                   ----------

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

PART I
ITEM 1. FINANCIAL STATEMENTS

                              LEADVILLE CORPORATION

                                 Balance Sheets
                               September 30, 2001
                                   (Unaudited)


                                                  September 30,     December 31,
                                                      2001              2000
                                                   -----------      -----------

ASSETS

CURRENT ASSETS
   Cash                                            $     2,625      $    18,832
   Prepaid expenses and other                            5,321            5,321
                                                   -----------      -----------

        Total current assets                             7,946           24,153
                                                   -----------      -----------



PROPERTY AND EQUIPMENT, at cost
 (Notes 2 and 3)
   Mining properties, including assets
    acquired under capital leases                    7,356,979        7,356,979
   Buildings and equipment:
    Mine, including assets acquired
     under capital leases                            1,219,564        1,219,564
    Mill                                               829,032          829,032
    Other                                              108,143          108,143
    Land                                                22,429           22,429
                                                   -----------      -----------

                                                     9,536,147        9,536,147
    Less accumulated depreciation and
     depletion including amortization
     applicable to assets acquired under
     capital leases                                 (3,167,776)      (3,098,422)
                                                   -----------      -----------

                                                     6,368,371        6,437,725

OTHER ASSETS:
 Investments - certificates of deposit                 104,265          104,265
 Inventories                                           148,114          182,089
                                                   -----------      -----------

                                                       252,379          286,354
                                                   -----------      -----------

TOTAL ASSETS                                       $ 6,628,696      $ 6,748,232
                                                   ===========      ===========



                                     LEADVILLE CORPORATION

                                    Balance Sheets (Cont.)
                                      September 30, 2001
                                          (Unaudited)


                                                                 September 30,   December 31,
                                                                     2001            2000
                                                                 ------------    ------------
        LIABILITIES AND STOCKHOLDERS' DEFICIENCY


CURRENT LIABILITIES
   Related parties:
     Convertible debentures                                      $    440,000    $    440,000
     Notes payable, stockholders                                    2,070,812       2,060,812
     Accrued interest payable                                       5,788,020       5,133,519
     Accrued salaries due staff                                         9,000            --
     Accrued salaries due officers                                    673,321         583,321
     Due to officers/directors/stockholders                           116,325          97,950
   Notes payable-other                                                 42,500          42,500
   Accounts payable                                                   171,289         143,835
   Accrued expenses                                                   149,179         136,948
                                                                 ------------    ------------

         Total current liabilities                                  9,460,446       8,638,885
                                                                 ------------    ------------


 SETTLEMENT OF LITIGATION                                             114,000         114,000


        COMMITMENTS AND CONTINGENCIES


 STOCKHOLDERS' DEFICIENCY
   Capital stock, par value $1 per share;
     authorized 15,000,000 shares; issued
     and outstanding September 30, 2001 and
     December 31, 2000, 10,940,288 and
     10,940,288 shares, respectively                               10,940,288      10,940,288
   Additional paid-in capital                                       8,693,415       8,693,415
                                                                 ------------    ------------

                                                                   19,633,703      19,633,703
   Accumulated deficit                                            (22,579,453)    (21,638,356)
                                                                 ------------    ------------

         Total stockholders' deficiency                            (2,945,750)     (2,004,653)
                                                                 ------------    ------------

 TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                  $  6,628,696    $  6,748,232
                                                                 ============    ============


                                       -4-




                                     LEADVILLE CORPORATION
                                   Statements of Operations
                                          (Unaudited)



                                         Three Months                   Nine Months
                                      ended September 30,            ended September 30,
                                ----------------------------    ----------------------------
                                    2001            2000            2001            2000
                                ------------    ------------    ------------    ------------
Operating revenue               $       --      $       --      $       --      $       --
                                ------------    ------------    ------------    ------------

Operating costs and expenses:
 General and administrative           68,331          65,119         204,464         322,735
 Depreciation                         23,118          23,118          69,354          69,354
 Finance Charges                         225            --               506            --
                                ------------    ------------    ------------    ------------

 Total operating expenses             91,674          88,237         274,324         392,089
                                ------------    ------------    ------------    ------------

 Operating loss                      (91,674)        (88,237)       (274,324)       (392,089)
                                ------------    ------------    ------------    ------------

Other income (expense):
 Other income                          2,400            --             2,400            --
 Interest income                       1,065           1,720           3,704           3,768
 Interest expense                   (224,348)       (199,468)       (672,877)       (605,867)
                                ------------    ------------    ------------    ------------


 Total other income (expense)       (220,883)       (197,748)       (666,773)       (602,099)
                                ------------    ------------    ------------    ------------


Net loss                        $   (312,557)   $   (285,985)   $   (941,097)   $   (994,188)
                                ============    ============    ============    ============
Net loss per capital
share (basic and diluted)       $       (.03)   $       (.03)   $       (.09)   $       (.09)
                                ============    ============    ============    ============



 Weighted average number of
 capital shares outstanding
 (total shares)                   10,940,288      10,927,063      10,940,288      10,927,063
                                ============    ============    ============    ============



See Notes to Financial Statements.


                                              -5-

                              LEADVILLE CORPORATION
                            Statements of Cash Flows
                  Nine Months Ended September 30, 2001 and 2000
                                   (Unaudited)


                                                          2001            2000
                                                       ---------      ---------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                            $(941,097)     $(994,188)
   Adjustments to reconcile net loss
   to net cash used in
   operating activities:
     Depreciation                                         69,354         69,354
     Change in assets and liabilities:
       (Increase) decrease in:
          Prepaid expenses                                  --             (121)
          Inventories                                     33,975         33,975
        Increase (decrease) in:
          Accounts payable                                27,454         14,937
          Accrued expenses                                12,231        (22,624)
          Officer payables                                18,375         28,583
          Accrued Salaries - Staff                         9,000           --
          Accrued Salaries - Officers                     90,000        152,500
          Accrued interest                               654,501        590,858
                                                       ---------      ---------

        Net cash used
          in operating activities                        (26,207)      (126,726)
                                                       ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from borrowing, related party                   --          142,500
   Proceeds from borrowing - other                        10,000           --
   Paid in capital adjustment                               --             --
                                                       ---------      ---------

         Net cash provided by financing
          activities                                      10,000        142,500
                                                       ---------      ---------

         Increase (decrease) in cash and
          cash equivalents                               (16,207)        15,774

Cash and cash equivalents:
  Beginning                                               18,832         33,445
                                                       ---------      ---------

  Ending                                               $   2,625      $  49,219
                                                       =========      =========

SUPPLEMENTAL DISCLOSURES OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES:
   Capital stock issued for forgiveness
    of accounts payable, interest
    and officer compensation                           $    --        $    --
                                                       =========      =========

See Notes to Financial Statements.

                              LEADVILLE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2001

In the opinion of management of Leadville Corporation, (the "Company"), the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2001, and the results of operations and cash flows for the nine months ended September 30, 2001 and 2000.

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

The Company is severely undercapitalized. As of September 30, 2001, the Company has a working capital deficit of $9,452,500 and minimal operating cash. With the exception of the $500,000 in proceeds received in 1996 from issuance of stock, substantially all of the Company's cash needs have been met by loans from the Company's officers and directors, and by proceeds from short-term notes. Management is hopeful that cash needs for 2001 will be met from existing cash resources and short-term borrowings until significant financing can be secured.

In 2000 and in the first nine months of 2001, the Company used cash to meet general, administrative and property obligations. During the nine months ended September 30, 2000 and 2001, the Company received $142,500and $10,000, respectively, in the form of convertible loans. No capital expenditures were made during the first nine months of 2001. General and administrative costs were reduced from 2000 totals primarily because a reduction in officer compensation in 2001. During the three months ended September 30, 2000 and 2001 and the nine months ended September 30, 2000 and 2001, interest expenses rose from $199,468 to $224,348 and $605,867 to $672,877, respectively, a reflection of higher interest rates on certain recent loans to the Company.

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


LEADVILLE CORPORATION
(Registrant)



/s/   JOHN H. GASPER
----------------------------------
      John H. Gasper, President





Dated:    October 15, 2001
      ----------------------------